Form 10-Q
period 2015-06-30
Easterly Acquisition Corp.
filed 2015-09-14
CIK 1641197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

 Commission File Number: 001-37522

EASTERLY ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	47-3864814
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

138 Conant Street Beverly, MA	01915
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 303-4800

Not Applicable

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No☐

As of September 11, 2015, there were 25,175,000 shares of Company’s common stock issued and outstanding.

EASTERLY ACQUISITION CORP.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Easterly Acquisition Corp.

Condensed Balance Sheet

As of June 30, 2015

(Unaudited)

Assets
Current assets: Cash and cash equivalents	$73,581
Deferred offering costs	367,886
Total assets	$441,467

Liabilities and Stockholder's Equity
Current liabilities:
Accrued offering costs	$291,256
Accrued expenses	2,910
Advance from related party	25,211
Promissory note - related party	100,000
Total current liabilities	419,377
Stockholder's equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 5,175,000 shares issued and outstanding (1,2)	517

Additional paid-in capital	24,483
Accumulated deficit	(2,910)
Total stockholder's equity	22,090
Total liabilities and stockholder's equity	$441,467

(1)	Share amounts have been retroactively restated to reflect a stock dividend of 0.2 shares for each outstanding share of common stock on July 29, 2015 (Note 4).

(2)	Includes an aggregate of 175,000 shares held by the initial stockholder that were forfeited subsequent to the expiration of the underwriters’ remaining over-allotment option (Note 6).

The Accompanying Notes are an Integral Part of these Financial Statements.

Easterly Acquisition Corp.

Condensed Statement of Operations

For the period from April 29, 2015 (Inception) through June 30, 2015

(Unaudited)

Formation, general and administrative expenses	$2,910

Net loss	$(2,910)

Weighted average number of common shares outstanding basic and diluted (1,2)	4,500,000

Basic and diluted net loss per share	$(0.00)

(1)	Share amounts have been retroactively restated to reflect a stock dividend of 0.2 shares for each outstanding share of common stock on July 29, 2015 (Note 4).

(2)

Excludes an aggregate of 675,000 shares held by the initial stockholder that were subject to forfeiture, of which only 175,000 were forfeited subsequent to the expiration of the underwriters’ remaining over-allotment option (Note 6).

The Accompanying Notes are an Integral Part of these Financial Statements.

Easterly Acquisition Corp.

Condensed Statement of Changes in Stockholder’s Equity

For the period from April 29, 2015 (Inception) through June 30, 2015

(Unaudited)

	Common Shares		Additional Paid-in	Accumulated	Stockholder's
	Shares (1,2)	Amount	Capital	Deficit	Equity
Balance, April 29, 2015 (Inception)	-	$-	$-	$-	$-
Sale of common stock to sponsor	5,175,000	517	24,483	-	25,000
Net loss	-	-	-	(2,910)	(2,910)
Balance, June 30, 2015	5,175,000	$517	$24,483	$(2,910)	$22,090

(1)	Share amounts have been retroactively restated to reflect a stock dividend of 0.2 shares for each outstanding share of common stock on July 29, 2015 (Note 4).

(2)	Includes an aggregate of 175,000 shares held by the initial stockholder that were forfeited subsequent to the expiration of the underwriters’ remaining over-allotment option (Note 6).

The Accompanying Notes are an Integral Part of these Financial Statements.

Easterly Acquisition Corp.

Condensed Statement of Cash Flows

For the period from April 29, 2015 (Inception) through June 30, 2015

(Unaudited)

Cash flows from operating activities:
Net loss	$(2,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued expenses	2,910
Net cash used in operating activities	-

Cash flows from financing activities:
Proceeds from issuance of common stock to initial stockholder	25,000
Proceeds from promissory note - related parties	100,000
Payment of deferred offering costs	(51,419)
Net cash provided by financing activities	73,581

Increase in cash and cash equivalents	73,581
Cash and cash equivalents at beginning of period	-
Cash and cash equivalents at end of period	$73,581

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued offering costs	$291,256
Payment of offering costs through advance from related party	$25,211

The Accompanying Notes are an Integral Part of these Financial Statements.

Easterly Acquisition Corp.
Notes to Condensed Financial Statements

(Unaudited)

1.	Organization and Business Operations

Incorporation

Easterly Acquisition Corp. (the “Company”) was incorporated in Delaware on April 29, 2015.

Sponsor

The Company’s sponsor is Easterly Acquisition Sponsor, LLC, a Delaware limited liability company (the “Sponsor”).

Fiscal Year End

At June 30, 2015, the Company had not yet commenced any operations. All activity through June 30, 2015 relates to the Company’s formation and initial public offering. The Company has selected December 31 as its fiscal year end.

Business Purpose

The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses that it has not yet identified (“Business Combination”). The Company has neither commenced operations nor generated any revenues to date.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its initial public offering of Units (as defined in Note 3 below) (the “Public Offering”), although substantially all of the net proceeds of the Public Offering and the private placement of warrants (as described in Note 4 below, the “Private Placement” and such warrants issued in connection with the Private Placement, the “Private Placement Warrants”) are intended to be generally applied toward completing a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.

Financing

The registration statement for the Company’s Public Offering was declared effective on July 29, 2015. On July 29, 2015, the Company filed a new registration statement to increase the size of the Public Offering by 20% pursuant to Rule 462(b) under the Securities Act of 1933, as amended. On August 4, 2015, the Company consummated the Public Offering and received proceeds net of the underwriter’s discount of $195,000,000 and simultaneously received $6,750,000 from the issuance of 6,750,000 Private Placement Warrants.

Trust Account

$200,000,000 of the proceeds from the Public Offering and Private Placement, which were deposited into a segregated Trust Account located in the United States with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”), may be invested only in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less or in money market funds that invest solely in United States Treasuries that are compliant with of Rule 2a-7 under the Investment Company Act.

The Company amended and restated its certificate of incorporation on July 28, 2015 to provide that, except for the withdrawal of interest to pay franchise and income taxes, if any, that none of the funds held in trust (including the interest on such funds) will be released from the Trust Account until the earlier of (i) the completion of the initial Business Combination, (ii) the redemption of the Public Shares (as defined in Note 3) if the Company is unable to complete a Business Combination within 24 months from the closing of the Public Offering (subject to the requirements of applicable law) and (iii) the redemption of shares in connection with a vote seeking to amend Section 9.2(d) of the amended and restated certificate of incorporation in a manner that would affect the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete an initial business combination within 24 months from the closing of the Public Offering.

In order to protect the amounts held in the Trust Account, three managing directors of Easterly Capital, LLC, an affiliate of the Company and the Sponsor (the “Managing Directors”) agreed pursuant to a written agreement executed on July 29, 2015, jointly and severally, that they will be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then the Managing Directors will not be responsible to the extent of any liability for such third-party claims.

Business Combination

The Company, prior to the consummation of a Business Combination, will either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of an initial Business Combination, including interest earned on the funds and not previously released to the Company to pay franchise and income taxes, or (ii) provide public stockholders with the opportunity to tender their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes, less franchise and income taxes payable from such interest. The decision as to whether the Company will seek stockholder approval of the Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval. If the Company seeks stockholder approval, it will complete its Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. However, in no event will the Company redeem its Public Shares (as defined in Note 3) in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the related Business Combination, and instead may search for an alternate Business Combination.

The Company will only have 24 months from the closing of the Public Offering to complete its initial Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses, which interest shall be net of taxes payable) divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Company’s Units are listed on the Nasdaq Capital Markets (“Nasdaq”). If the Company is able to maintain the listing of the securities on Nasdaq, the Nasdaq rules will require that the initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of the Company signing a definitive agreement in connection with its initial Business Combination. The Company intends to fulfill the requirements of this Nasdaq rule even if the securities are not listed on Nasdaq at the relevant time.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in the Company’s periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

2.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company's final prospectus as filed with the SEC on July 31, 2015 and declared effective on July 29, 2015, as well as the Company's Form 8-K, as filed with the SEC on August 10, 2015. The interim results for the period ended June 30, 2015 are not necessarily indicative of the results to be expected for the period from April 29, 2015 (Inception) through December 31, 2015 or for any future interim periods.

Net Loss per Share of Common Stock

The Company complies with accounting and disclosure requirements of Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Weighted average shares were retroactively restated to reflect a stock dividend of 0.2 shares for each outstanding share of common stock on July 29, 2015 (Note 4) and reduced for the effect of an aggregate of 675,000 shares held by the initial stockholder that were subject to forfeiture, of which only 175,000 were forfeited subsequent to the expiration of the underwriters’ remaining over-allotment option (Note 6). At June 30, 2015, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2015, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2015.

Deferred Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1. At June 30, 2015, deferred offering costs consisted of printing costs, professional fees and travel expenses incurred through the balance sheet date that are related to the Public Offering and were charged to capital at the time of closing of the Public Offering.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no uncertain tax benefits as of June 30, 2015. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The income tax provision was deemed to be immaterial as of June 30, 2015.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company will adopt the methodologies prescribed by ASU 2014-15 by the date required, and does not anticipate that the adoption of ASU 2014-15 will have a material effect on its financial position or results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

3.	Public Offering

Public Units

Pursuant to the Public Offering on August 4, 2015, the Company sold 20,000,000 units at a price of $10.00 per unit (the “Units”), including 2,000,000 Units as a result of the underwriters’ partial exercise of their over-allotment option, generating gross proceeds of $200,000,000. The common stock and warrants comprising the Units will begin separate trading on the 52nd day following the closing of the Public Offering unless Citigroup Global Markets Inc. informs the Company of its decision to allow earlier separate trading, subject to the Company having filed the Current Report on Form 8-K and having issued a press release announcing when such separate trading will begin. Once the shares of common stock and warrants commence separate trading, holders will have the option to continue to hold Units or separate their Units into the component securities. Each Unit consists of one share of the Company’s common stock (“Public Shares”), $0.0001 par value, and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share. Each Public Warrant will become exercisable on the later of 30 days after the completion of an initial Business Combination or 12 months from the closing of the Public Offering, and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation. If the Company does not complete its initial Business Combination on or prior to the 24-month period allotted to complete the Business Combination, the Public Warrants will expire worthless at the end of such period. Upon closing of the Public Offering, there were 16,750,000 warrants outstanding, which include 6,750,000 warrants purchased by the initial stockholders and 10,000,000 warrants purchased in connection with the sale of Units related to the Public Offering.

The Public Warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and the Company. The Company did not register the shares of common stock issuable upon exercise of the Public Warrants under the Securities Act or any state securities law. The Company will use its best efforts to file a new registration statement for the shares of common stock issuable upon exercise of the Public Warrants under the Securities Act, following the completion of its initial Business Combination. Notwithstanding the above, if the common stock is at the time of any exercise of a Public Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement or register or qualify the shares under applicable state securities laws.

Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants (except as described herein with respect to the Private Placement Warrants discussed in Note 4) i. in whole and not in part, ii. at a price of $0.01 per warrant; iii. upon a minimum of 30 days’ prior written notice of redemption; and if, and only if, the last sale price of the common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company send the notice of redemption to the Public Warrant holders.

The Company will not redeem the Public Warrants unless an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Public Warrants is effective and a current prospectus relating to those shares of common stock is available throughout the 30-day redemption period, except if the Public Warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the Public Warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities law.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis.” In such event, each holder would pay the exercise price by surrendering their Public Warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the Public Warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of Public Warrants.

In no event will the Company be required to net cash settle any Public Warrant, or issue securities or other compensation in exchange for the Public Warrants in the event that the Company is unable to register or qualify the shares underlying the Public Warrants under applicable state securities laws.

4.	Related Party Transactions

Founder Shares

On May 4, 2015, the Sponsor purchased 4,312,500 shares of the Company’s common stock (the “Founder Shares”) for $25,000, or approximately $.006 per share. On July 29, 2015, the Company’s Board of Directors effected a stock dividend of 0.2 shares for each outstanding share of common stock, resulting in 5,175,000 Founder Shares outstanding. On July 30, 2015, the underwriters exercised part of their over-allotment option resulting in 20,000,000 Units issued as a result of the Public Offering. As a result of the expiration of the underwriters’ option to exercise the remaining portion of the over-allotment, the Company’s Initial Stockholders have forfeited an aggregate of 175,000 Founder Shares. The Sponsor and its permitted transferees, which are referred to as the initial stockholders, own 20% of the Company’s issued and outstanding shares.

The Founder Shares are identical to the common stock included in the Units sold in the Public Offering except that 1) the Founder Shares are subject to certain restrictions, as described in more detail below, and 2) the initial stockholders have agreed (i) to waive their redemption rights with respect to their Founder Shares in connection with the completion of the initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete its initial Business Combination within 24 months from the closing of the Public Offering (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete its Business Combination within the prescribed time frame). If the Company submits its initial Business Combination to the public stockholders for a vote, the initial stockholders have agreed to vote their Founder Shares and any Public Shares purchased during or after the Public Offering in favor of the initial Business Combination.

The initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares until one year after the date of the consummation of the initial Business Combination or earlier if subsequent to the initial Business Combination, (i) the last sale price of the common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (ii) the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Placement Warrants

The Sponsor purchased from the Company an aggregate of 6,750,000 Private Placement Warrants, each exercisable to purchase one share of the Company’s common stock at $11.50 per share, at a price of $1.00 per Private Placement Warrant ($6,750,000 in the aggregate) in a Private Placement that occurred simultaneously with the closing of the Public Offering. The proceeds from the sale of the Private Placement Warrants were added to the proceeds from the Public Offering to be held in the Trust Account. If the Company does not complete an initial Business Combination within 24 months from the closing of the Public Offering, to the degree that any proceeds remain, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants are identical to the Public Warrants sold as part of the Units in the Public Offering except that, so long as they are held by the Sponsor or its permitted transferees, (i) they will not be redeemable by the Company, (ii) they (including the common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the completion of the initial Business Combination and (iii) they may be exercised by the holders on a cashless basis.

The holders of the Founder Shares, Private Placement Warrants and Warrants that may be issued upon conversion of working capital loans, discussed below, will have registration rights to require the Company to register a sale of any of the securities held by them pursuant to a registration rights agreement executed on July 29, 2015. The holders of the majority of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include such securities in other registration statements filed by the Company and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period.

Administrative Service Agreement

The Company entered into an agreement to pay Easterly Capital, LLC, a total of $10,000 per month starting on July 29, 2015 and continuing until the earlier of the Company’s initial business combination or liquidation for office space, utilities, secretarial support and administrative services. This arrangement was agreed to for the Company’s benefit and is not intended to provide the Sponsor compensation in lieu of salary or other remuneration.

Related Party Advances

As of June 30, 2015, an affiliate of the Sponsor had advanced an aggregate of $25,211 directly to the Company’s service providers for costs associated with the Public Offering. The advances are non-interest bearing, unsecured and due on demand. These advances were outstanding at June 30, 2015 but were repaid in full on the closing of the Public Offering.

Sponsor Loans

Prior to June 30, 2015, the Sponsor had loaned the Company $100,000 to be used for a portion of the expenses of the Public Offering. This loan was non-interest bearing, unsecured and due at the earlier of May 31, 2016 or the closing of the Public Offering. This loan was outstanding at June 30, 2015 but was repaid in full on the closing of the Public Offering.

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,000,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. The terms of such loans by the Sponsor, officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account.

5.	Commitments and Contingencies

The underwriters are entitled to underwriting commissions of 6.0%, of which 2.5% ($5,000,000) was paid at the closing of the Public Offering, and 3.5% ($7,000,000) is deferred. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. The underwriters are not entitled to any interest accrued on the deferred underwriting discounts and commissions.

6.	Equity

The Company is authorized to issue up to 100,000,000 shares of common stock with a par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At June 30, 2015, there were 5,175,000 shares of common stock issued and outstanding, of which 675,000 were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full. As a result of the underwriters’ election to exercise part of their over-allotment option to purchase 2,000,000 common shares (see Note 3), 500,000 Founder Shares are no longer subject to forfeiture and the Company’s Initial Stockholders were required to forfeit an aggregate of 175,000 Founder Shares.

The Company is authorized to issue up to 1,000,000 shares of preferred stock with a par value $0.0001 per share. At June 30, 2015 there were no shares of preferred stock issued and outstanding.

7.	Subsequent Events

Management of the Company evaluated events that have occurred after the balance sheet date of June 30, 2015 but before the condensed financial statements were available to be issued. Except as disclosed in the notes above, management did not identify any recognized or non-recognized subsequent event that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “our,” “us” or “we” refer to Easterly Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission (“SEC”). All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company incorporated on April 29, 2015 as a Delaware corporation formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering, the sale of warrants in a private placement that occurred simultaneously with the consummation of the Initial Public Offering, our shares, debt or a combination of these as the consideration to be paid in our initial business combination.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

For the period from April 29, 2015 (inception) to June 30, 2015, we had a net loss of $2,910. The Company’s entire activity from April 29, 2015 through June 30, 2015, was in preparation for the Public Offering, which was consummated on August 4, 2015. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business by August 4, 2017.

Liquidity and Capital Resources

As of June 30, 2015, we had cash and cash equivalents of $73,581 and a working capital deficit of $345,796. Until the consummation of the Public Offering, the Company’s only source of liquidity was an initial sale of our founder shares to Easterly Acquisition Sponsor, LLC, a Delaware limited liability company (the “Sponsor”), the proceeds of loans from our Sponsor of $100,000 and aggregate advances of $25,211 paid directly to the Company’s service providers for costs associated with the Public Offering by an affiliate of the Sponsor, which were repaid upon the closing of our Public Offering.

Subsequent to the quarterly period covered by this Quarterly Report, on August 4, 2015, we consummated the Company’s Public Offering of 20,000,000 units (which includes the partial exercise of the underwriters’ over-allotment option) at a price of $10.00 per unit generating gross proceeds of $200,000,000 before underwriting discounts and expenses. Simultaneously with the consummation of the Public Offering, we consummated the private sale of an aggregate of 6,750,000 Private Placement Warrants, each exercisable to purchase one share of our common stock at $11.50 per share, to the Sponsor, at a price of $1.00 per Private Placement Warrant, generating proceeds, before expenses, of $6,750,000. We received net proceeds from the Public Offering and the sale of the Private Placement Warrants of approximately $201,750,000, net of the non-deferred portion of the underwriting commissions of $5,000,000. The amount of proceeds not deposited in the Trust Account were $1,750,000 at closing of the Public Offering and such proceeds, together with $25,000 from the sale of common stock to Sponsor, were used to pay $517,145 for costs and expenses related to the Public Offering and $2,910 for formation, general and administrative expenses. In addition, interest income on the funds held in the Trust Account may be released to the Company to pay its franchise and income tax obligations. For a description of the proceeds generated in the Company’s Public Offering and a discussion of the use of such proceeds, we refer you to Note 3 and 4 of the unaudited condensed interim financial statements included in Part I, Item 1 of this Report.

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or enter into any non-financial agreements involving assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an administrative agreement to pay our Sponsor a monthly fee of $10,000. This amount covers office space, utilities, secretarial support and administrative services provided to members of the Company’s management team by the Sponsor, members of the Sponsor, and the Company’s management team or their affiliates. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

The underwriters are entitled to underwriting commissions of 6.0%, of which 2.5% ($5,000,000) was paid at the closing of the Public Offering, and 3.5% ($7,000,000) is deferred. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. The underwriters are not entitled to any interest accrued on the deferred underwriting discounts and commissions.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting policies:

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A – “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and were charged to stockholders’ equity upon the completion of the Public Offering.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To date, our efforts have been limited to organizational activities and activities relating to the Initial Public Offering. We have neither engaged in any operations nor generated any revenues.

We have not engaged in any hedging activities since our inception on April 29, 2015. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our prospectus filed with the SEC on July 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales

On May 4, 2015, the Sponsor purchased 4,312,500 shares of the Company’s common stock for $25,000, or approximately $.006 per share. On July 29, 2015, the Company’s Board of Directors effected a stock dividend of 0.2 shares for each outstanding share of common stock, resulting in 5,175,000 founder shares outstanding. On July 30, 2015, the underwriters exercised part of their over-allotment option. As a result of the expiration of the underwriters’ option to exercise the remaining portion of the over-allotment, the Company’s Initial Stockholders have forfeited an aggregate of 175,000 Founder Shares. The Sponsor and its permitted transferees, which are referred to as the initial stockholders, own 20% of the Company’s issued and outstanding shares.

On August 4, 2015, simultaneously with the consummation of the Public Offering, we consummated the private sale of an aggregate of 6,750,000 Private Placement Warrants, at a price of $1.00 per warrant in a private placement to the Sponsor, generating gross proceeds of $6,750,000. Each Private Placement Warrant is exercisable to purchase one share of common stock at $11.50 per share. The Private Placement Warrants, which were purchased by the Sponsor, are substantially similar to the Public Warrants, except that if held by the original holder or their permitted transferees, they (i) may be exercised for cash or on a cashless basis, (ii) are not subject to being called for redemption and (iii) subject to certain limited exceptions, will be subject to transfer restrictions until 30 days following the consummation of a Business Combination. If the Private Placement Warrants are held by holders other than its initial holders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants. The sale of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Use of Proceeds

Subsequent to the quarterly period covered by this Report, on August 4, 2015, we consummated our Initial Public Offering of 20,000,000 units at a price of $10.00 per unit (the “Units”), including 2,000,000 Units as a result of the underwriters’ partial exercise of their over-allotment option, generating gross proceeds of $200,000,000. Citigroup Global Markets Inc. acted as the sole book-running manager for the offering. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-203975) and a registration statement on Form S-1 (File No. 333-205941). The SEC declared the registration statement effective on July 29, 2015.

On or about August 4, 2015, we paid a total of $5,000,000 in underwriting discounts and commissions and approximately $517,145 for other costs and expenses related to the Public Offering. We also repaid the $100,000 in loans made to us by our Sponsor and $46,038 advanced by an affiliate of our Sponsor directly to our service providers for costs associated with the Public Offering. In addition, the Underwriters agreed to defer $7,000,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our Business Combination, if consummated. There has been no material change in the planned use of proceeds from our Public Offering as described in our final prospectus filed with the Securities and Exchange Commission on July 31, 2015.

After deducting the underwriting discounts and commissions (excluding the deferred portion of $7,000,000 in underwriting discounts and commissions, which amount will be payable upon consummation of the Business Combination, if consummated) and the estimated offering expenses, the total net proceeds from our Initial Public Offering and the Private Placement were $201,229,945, of which $200,000,000 (or approximately $10 per share sold in the public offering) was placed in the Trust Account.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the document previously filed to the Form 8-K filed by the Company on August 10, 2015).
3.2	Bylaws (incorporated by reference to the document previously filed to the Form S-1 filed by the Company on May 7, 2015).
4.1	Warrant Agreement (incorporated by reference to the document previously filed to the Form 8-K filed by the Company on August 10, 2015).
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

*	Filed herewith.

**	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Easterly Acquisition Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERLY ACQUISITION CORP.

Date: September 14, 2015	/s/ Avshalom Kalichstein
	Name:	Avshalom Kalichstein
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: September 14, 2015	/s/ Jurgen Lika
	Name:	Jurgen Lika
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)