Form 10-Q/A
period 2015-06-30
Easterly Acquisition Corp.
filed 2015-10-08
CIK 1641197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

to

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

 EXPLANATORY NOTE

This Amendment No. 1 to Easterly Acquisition Corp.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015 (the “Form 10-Q”) is being filed solely to furnish the Interactive Data files as Exhibit 101 to the Form 10-Q, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q, as originally filed with the Securities and Exchange Commission on September 14, 2015.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERLY ACQUISITION CORP.

Date: October 7, 2015	/s/ Avshalom Kalichstein
	Name:	Avshalom Kalichstein
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: October 7, 2015	/s/ Jurgen Lika
	Name:	Jurgen Lika
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)