Form 10-Q
period 2015-09-30
Easterly Acquisition Corp.
filed 2015-11-13
CIK 1641197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No☐

As of November 6, 2015, there were 25,000,000 shares of Company’s common stock issued and outstanding.

EASTERLY ACQUISITION CORP.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Easterly Acquisition Corp.

Condensed Balance Sheet

As of September 30, 2015

(Unaudited)

ASSETS
Current assets
Cash	$1,100,220
Prepaid expenses	116,438
Total current assets	1,216,658
Cash held in Trust Account	200,000,000
Total assets	$201,216,658

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$263,261
Due to affiliate	34,940
Total current liabilities	298,201
Deferred underwriting fee	7,000,000
Total liabilities	7,298,201
Commitments and contingencies
Common stock, subject to possible redemption or tender, 18,891,845 shares at redemption value	188,918,450
Stockholders' equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 6,108,155 shares issued and outstanding	611
Additional paid-in capital	5,338,794
Accumulated deficit	(339,398)
Total stockholders' equity	5,000,007
Total liabilities and stockholders' equity	$201,216,658

The Accompanying Notes are an Integral Part of these Financial Statements.

Easterly Acquisition Corp.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2015	For the Period from April 29, 2015 (Inception) through September 30, 2015

Formation and operating costs	$336,488	$339,398

Net loss	$(336,488)	$(339,398)

Weighted average number of common shares outstanding, basic and diluted	5,492,989	5,089,387

Basic and diluted net loss per share	$(0.06)	$(0.07)

The Accompanying Notes are an Integral Part of these Financial Statements.

Easterly Acquisition Corp.

Condensed Statement of Changes in Stockholders’ Equity

For the period from April 29, 2015 (Inception) through September 30, 2015

(Unaudited)

	Common Shares		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, April 29, 2015 (Inception)	-	$-	$-	$-	$-
Sale of common stock to Sponsor	5,175,000	517	24,483	-	25,000
Sale of 18,000,000 Units, net of underwriters' commissions	18,000,000	1,800	169,198,200	-	169,200,000
Sale of 2,000,000 over-allotment Units to underwriters, net of underwriters' commissions	2,000,000	200	18,799,800	-	18,800,000
Proceeds from issuance of Private Placement Warrants, at $1 per warrant, net of offering expenses	-	-	6,232,855	-	6,232,855
Forfeiture of initial stockholder's shares pursuant to partial exercise of underwriters’ over-allotment	(175,000)	(18)	18	-	-
Common stock subject to possible redemption or tender	(18,891,845)	(1,888)	(188,916,562)	-	(188,918,450)
Net loss	-	-	-	(339,398)	(339,398)
Balance, September 30, 2015	6,108,155	611	5,338,794	(339,398)	5,000,007

The Accompanying Notes are an Integral Part of these Financial Statements.

Easterly Acquisition Corp.

Condensed Statement of Cash Flows

For the period from April 29, 2015 (Inception) through September 30, 2015

(Unaudited)

Cash flows from operating activities:
Net loss	$(339,398)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(116,438)
Accounts payable and accrued expenses	298,201
Net cash used in operating activities	(157,635)

Cash flows from investing activities:
Cash held in Trust Account – restricted	(200,000,000)
Net cash used in investing activities	(200,000,000)

Cash flows from financing activities:
Proceeds from issuance of common stock to initial stockholders	25,000
Proceeds from sale of Units, net of underwriting commissions paid	175,500,000
Proceeds from sale of over-allotment Units, net of underwriting commissions paid	19,500,000
Proceeds from sale of Private Placement Warrants	6,750,000
Payment of offering expenses	(471,108)
Proceeds from promissory note - related parties	100,000
Repayment of advances from affiliate and promissory note - related parties	(146,037)
Net cash provided by financing activities	201,257,855

Increase in cash and cash equivalents	1,100,220
Cash and cash equivalents at beginning of period	-
Cash and cash equivalents at end of period	$1,100,220

Supplemental disclosure of noncash financing activities:
Deferred underwriting fees	$7,000,000
Payment of offering costs through advance from related party	$46,037
Payment of operating costs through advance from related party	$34,940

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

As of September 30, 2015, the Company has neither commenced operations nor generated any revenues to date. All activity through September 30, 2015 relates to the Company’s formation, initial public offering and identifying a target company for a Business Combination.

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

Financing

The registration statement for the Company’s Public Offering was declared effective on July 29, 2015. On July 29, 2015, the Company filed a new registration statement to increase the size of the Public Offering by 20% pursuant to Rule 462(b) under the Securities Act of 1933, as amended. On August 4, 2015, the Company consummated the Public Offering and received proceeds of $195,000,000 (net of the underwriter’s discount of $5,000,000) and simultaneously received $6,750,000 from the issuance of 6,750,000 Private Placement Warrants.

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

Shares of common stock subject to redemption or tender are recorded at redemption amount and classified as temporary equity, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.” The amount in the Trust Account is $10.00 per share of common stock sold in the Public Offering ($200,000,000 held in the Trust Account divided by 20,000,000 of Public Shares).

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company's final prospectus as filed with the SEC on July 31, 2015, as well as the Company's Form 8-K, as filed with the SEC on August 10, 2015. The interim results for the period ended September 30, 2015 are not necessarily indicative of the results to be expected for the period from April 29, 2015 (Inception) through December 31, 2015 or for any future interim periods.

Net Loss per Share of Common Stock

The Company complies with accounting and disclosure requirements of Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Weighted average shares were retroactively restated to reflect a stock dividend of 0.2 shares for each outstanding share of common stock on July 29, 2015 (Note 4) and reduced for the effect of an aggregate of 675,000 shares held by the initial stockholder that were subject to forfeiture. As a result of the underwriters’ election to exercise part of their over-allotment option on July 29, 2015, 500,000 founder shares were no longer subject to forfeiture and are therefore included in the calculation of basic loss per share. At September 30, 2015, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. The Company has not considered the effect of warrants to purchase common shares in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Fair Value of Financial Instruments

The Company follows the guidance in FASB ASC 820, “Fair Value Measurements and Disclosures” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s Trust Account assets that are measured at fair value on a recurring basis at September 30, 2015, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2015
Assets:
Cash and cash equivalents held in Trust Account	1	$200,000,000

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which exceeds the Federal depository insurance coverage of $250,000. At September 30, 2015, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2015.

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1. Offering costs of $517,145 consisting of printing costs, professional fees and travel expenses incurred through the closing of the Public Offering were charged to capital at the time of closing of the Public Offering.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no uncertain tax benefits as of September 30, 2015. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The income tax provision was deemed to be immaterial as of September 30, 2015.

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

Public Units

Pursuant to the Public Offering on August 4, 2015, the Company sold 20,000,000 units at a price of $10.00 per unit (the “Units”), including 2,000,000 Units as a result of the underwriters’ partial exercise of their over-allotment option, generating gross proceeds of $200,000,000. The common stock and warrants comprising the Units began separate trading on September 22, 2015. The holders have the option to continue to hold Units or separate their Units into the component securities. Each Unit consists of one share of the Company’s common stock (“Public Shares”), $0.0001 par value, and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share. Each Public Warrant will become exercisable on the later of 30 days after the completion of an initial Business Combination or 12 months from the closing of the Public Offering, and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation. If the Company does not complete its initial Business Combination on or prior to the 24-month period allotted to complete the Business Combination, the Public Warrants will expire worthless at the end of such period. Upon closing of the Public Offering, there were 16,750,000 warrants outstanding, which include 6,750,000 warrants purchased by the initial stockholders and 10,000,000 warrants purchased in connection with the sale of Units related to the Public Offering.

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

Founder Shares

On May 4, 2015, the Sponsor purchased 4,312,500 shares of the Company’s common stock (the “Founder Shares”) for $25,000, or approximately $.006 per share. On July 29, 2015, the Company’s Board of Directors effected a stock dividend of 0.2 shares for each outstanding share of common stock, resulting in 5,175,000 Founder Shares outstanding. On July 29, 2015, the underwriters exercised part of their over-allotment option resulting in 20,000,000 Units issued as a result of the Public Offering. As a result of the expiration of the underwriters’ option to exercise the remaining portion of the over-allotment, the Company’s Initial Stockholders have forfeited an aggregate of 175,000 Founder Shares. The Sponsor and its permitted transferees, which are referred to as the initial stockholders, own 20% of the Company’s issued and outstanding shares.

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

Private Placement Warrants

The Sponsor purchased from the Company an aggregate of 6,750,000 Private Placement Warrants, each exercisable to purchase one share of the Company’s common stock at $11.50 per share, at a price of $1.00 per Private Placement Warrant ($6,750,000 in the aggregate) in a Private Placement that occurred simultaneously with the closing of the Public Offering. The proceeds from the sale of the Private Placement Warrants were added to the proceeds from the Public Offering held in the Trust Account. If the Company does not complete an initial Business Combination within 24 months from the closing of the Public Offering, to the degree that any proceeds remain, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants are identical to the Public Warrants sold as part of the Units in the Public Offering except that, so long as they are held by the Sponsor or its permitted transferees, (i) they will not be redeemable by the Company, (ii) they (including the common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the completion of the initial Business Combination and (iii) they may be exercised by the holders on a cashless basis.

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

Related Party Advances

As of September 30, 2015, an affiliate of the Sponsor had advanced an aggregate of $46,037 and $34,940 directly to the Company’s service providers for offering costs and operating costs, respectively, of which $34,940 remains unpaid. The advances are non-interest bearing, unsecured and due on demand.

Sponsor Loans

Prior to Public Offering, the Sponsor had loaned the Company $100,000 to be used for a portion of the expenses of the Public Offering. This loan was non-interest bearing, unsecured and due at the earlier of May 31, 2016 or the closing of the Public Offering. This loan was repaid in full on the closing of the Public Offering.

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

The Company is authorized to issue up to 100,000,000 shares of common stock with a par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At September 30, 2015, there were 6,108,155 shares of common stock issued and outstanding (excluding 18,891,845 shares of common stock subject to possible redemption).

The Company is authorized to issue up to 1,000,000 shares of preferred stock with a par value $0.0001 per share. At September 30, 2015 there were no shares of preferred stock issued and outstanding.

7.	Subsequent Events

Management of the Company evaluated events that have occurred after the balance sheet date of September 30, 2015, through the date the condensed financial statements were issued. Management did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Results of Operations

For the period from April 29, 2015 (inception) to September 30, 2015, we had a net loss of $339,398. The Company’s entire activity from April 29, 2015 through September 30, 2015 relates to our formation, our Initial Public Offering, and evaluation of prospective candidates for a business combination. Our Initial Public Offering was consummated on August 4, 2015. Since the completion of our Initial Public Offering, we have not generated any operating revenues and will not generate such revenues until after the completion of our Business Combination.

Liquidity and Capital Resources

As of September 30, 2015, we had cash and cash equivalents of $1,100,220 and working capital of $918,457. On August 4, 2015, we consummated the Company’s Initial Public Offering of 20,000,000 units (which includes the partial exercise of the underwriters’ over-allotment option) at a price of $10.00 per unit generating gross proceeds of $200,000,000 before underwriting discounts and expenses. Simultaneously with the consummation of the Initial Public Offering, we consummated the private sale of an aggregate of 6,750,000 Private Placement Warrants, each exercisable to purchase one share of our common stock at $11.50 per share, to the Sponsor, at a price of $1.00 per Private Placement Warrant, generating proceeds, before expenses, of $6,750,000. We received net proceeds from the Initial Public Offering and the sale of the Private Placement Warrants of approximately $201,750,000, net of the non-deferred portion of the underwriting commissions of $5,000,000. The amount of proceeds not deposited in the Trust Account were $1,750,000 at closing of the Initial Public Offering and such proceeds, together with $25,000 from the sale of common stock to Sponsor, were used to pay $517,145 for costs and expenses related to the Initial Public Offering and $2,910 for formation, general and administrative expenses.

We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business by August 4, 2017.

Interest income on the funds held in the Trust Account may be released to the Company to pay its franchise and income tax obligations. For a description of the proceeds generated in the Company’s Initial Public Offering and a discussion of the use or intended use of such proceeds, we refer you to Note 3 and 4 of the unaudited condensed interim financial statements included in Part I, Item 1 of this Report.

As of September 30, 2015, we had cash held in the Trust Account of $200,000,000. Other than deferred underwriting fees payable in the event of a Business Combination, no amounts are payable to the underwriters of our Initial Public Offering.

As of September 30, 2015, we had cash of $1,100,220 held outside the Trust Account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a Business Combination and other general corporate uses. In addition, as of September 30, 2015, we had accounts payable and accrued expenses of $298,201, of which $34,940 was advanced by an affiliate of the Sponsor directly to the Company’s service providers for costs associated with identifying a target company for a Business Combination and other operations.

For the period ended September 30, 2015, cash used in operating activities amounted to $157,635, mainly resulting from costs associated with identifying a target company for a Business Combination, prepayment of certain expenses and other operations.

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

The underwriters are entitled to underwriting commissions of 6.0%, of which 2.5% ($5,000,000) was paid at the closing of the Initial Public Offering, and 3.5% ($7,000,000) is deferred. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. The underwriters are not entitled to any interest accrued on the deferred underwriting discounts and commissions.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A – “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering and were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Common stock subject to possible redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2015, common stock subject to possible redemption in the amount of $188,918,450 (or 18,891,845 shares) is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To date, our efforts have been limited to organizational activities, activities relating to the Initial Public Offering, and evaluation of prospective candidates for a business combination. We have neither engaged in any operations nor generated any revenues.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 4, 2015, the Sponsor purchased 4,312,500 shares of the Company’s common stock for $25,000, or approximately $.006 per share. On July 29, 2015, the Company’s Board of Directors effected a stock dividend of 0.2 shares for each outstanding share of common stock, resulting in 5,175,000 Founder Shares outstanding. On July 29, 2015, the underwriters exercised part of their over-allotment option. As a result of the expiration of the underwriters’ option to exercise the remaining portion of the over-allotment, the Company’s Initial Stockholders forfeited an aggregate of 175,000 Founder Shares. The Sponsor and its permitted transferees, which are referred to as the initial stockholders, own 20% of the Company’s issued and outstanding shares.

On August 4, 2015, simultaneously with the consummation of the Initial Public Offering, we consummated the private sale of an aggregate of 6,750,000 Private Placement Warrants, at a price of $1.00 per warrant in a private placement to the Sponsor, generating gross proceeds of $6,750,000. Each Private Placement Warrant is exercisable to purchase one share of common stock at $11.50 per share. The Private Placement Warrants, which were purchased by the Sponsor, are substantially similar to the Public Warrants, except that if held by the original holder or their permitted transferees, they (i) may be exercised for cash or on a cashless basis, (ii) are not subject to being called for redemption and (iii) subject to certain limited exceptions, will be subject to transfer restrictions until 30 days following the consummation of a Business Combination. If the Private Placement Warrants are held by holders other than its initial holders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.

The sale of the Founder Shares and Private Placement Warrants were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On October 13, 2015, the Company and Continental Stock Transfer & Trust Company amended the Investment Management Trust Agreement to have the Trust Account transferred from a branch office of JP Morgan Chase Bank, N.A. directly to a branch office of Citibank, N.A. located in the United States. All other terms of the Agreement were unchanged and continued in full force and effect, unless and until further supplemented or amended thereafter.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the document previously filed to the Form 8-K filed by the Company on August 10, 2015).
3.2	Bylaws (incorporated by reference to the document previously filed to the Form S-1 filed by the Company on May 7, 2015).
4.1	Warrant Agreement (incorporated by reference to the document previously filed to the Form 8-K filed by the Company on August 10, 2015).
10.1*	Amended and Restated Investment Management Trust Agreement.
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Easterly Acquisition Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERLY ACQUISITION CORP.

Date: November 13, 2015	/s/ Avshalom Kalichstein
	Name:	Avshalom Kalichstein
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2015	/s/ Jurgen Lika
	Name:	Jurgen Lika
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)