Form 10-K
period 2015-12-31
Easterly Acquisition Corp.
filed 2016-03-30
CIK 1641197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to _____________

Commission File Number: 001-37522

EASTERLY ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	47-3864814
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

375 Park Avenue 21st Floor
New York, NY 10152	(646) 712-8300
(Address of principal executive offices)	Registrant’s Telephone Number

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	Nasdaq Capital Market
Warrants to Purchase Common Stock	Nasdaq Capital Market
Units, each consisting of one share of Common Stock and one-half of a Warrant	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15 of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in any amendment to this form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☒     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded. The registrant’s units began trading on the Nasdaq Capital Market on July 30, 2015 and the registrant’s shares of common stock and warrants became available for separate trading on the Nasdaq Capital Market on September 22, 2015. The aggregate market value of the common stock outstanding (including shares of common stock underlying outstanding units), other than common stock held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock (including shares of common stock underlying outstanding units) on December 31, 2015, as reported on the Nasdaq Capital Market, was $198,000,000.

As of March 29, 2016 there were 25,000,000 shares of Company’s common stock, par value $0.0001 per share, issued and outstanding.

Documents Incorporated by Reference: None.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references to:

•	“we,” “us,” “company” or “our company” are to Easterly Acquisition Corp.;
•	“IPO” refer to our initial public offering, which closed on August 4, 2015;
•	“public shares” are to shares of our common stock sold as part of the units in the IPO (whether they were purchased in our IPO or thereafter in the open market);
•	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that our initial stockholders and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;
•	“management” or our “management team” are to our executive officers and directors;
•	“sponsor” are to Easterly Acquisition Sponsor, LLC, a Delaware limited liability company;
•	“managing directors” are to David Cody, Darrell Crate and Avshalom Kalichstein, each a managing director of Easterly LLC;
•	“initial stockholders” are to the sponsor and the independent directors who held founder shares prior to our IPO;
•	“founder shares” refer to shares of our common stock initially purchased by our sponsor in a private placement prior to our IPO; and
•	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of the IPO.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Report are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about:

•	our ability to complete our initial business combination;
•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
•	our potential ability to obtain additional financing to complete our initial business combination;
•	our pool of prospective target businesses;
•	the ability of our officers and directors to generate a number of potential acquisition opportunities;
•	our public securities’ potential liquidity and trading;
•	the lack of a market for our securities;
•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or
•	our financial performance.

ii

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” beginning on page 19. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I

ITEM 1.	BUSINESS

Introduction

We are a blank check company organized under the laws of the State of Delaware on April 29, 2015. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region, although we intend to focus on companies operating in the financial services industry. We have reviewed, and continue to review, a number of opportunities to enter into an initial business combination with an operating business. Accordingly, we are not able to conclusively determine at this time whether we will complete an initial business combination with any of the target companies that we have reviewed or with whose management we have had discussions, or with any other target company, or the likelihood thereof. We also have neither engaged in any operations nor generated any revenue to date. Based on our business activities, we are a “shell company” as defined under the Securities Exchange Act of 1934, as amended, or the Exchange Act, because we have no operations and nominal assets consisting solely of cash and/or cash equivalents.

We intend to capitalize on the financial services industry experience and capabilities of our management team and the significant contacts of our management team as well as our directors to identify, acquire and operate a business within the financial services industry. Our management team is led by Darrell Crate, Chairman of the Board, and Avshalom Kalichstein, Chief Executive Officer. Messrs. Crate and Kalichstein have an average of more than 22 years of financial services industry experience, and Mr. Crate brings to our team extensive capital markets and listed company experience, having served as chief financial officer of Affiliated Managers Group, Inc., a NYSE listed company, for 13 years. Messrs. Crate and Kalichstein have combined to lead more than 40 acquisition, merger and divestiture transactions in a variety of industries during the course of their careers. Each of Messrs. Crate and Kalichstein is a managing director of Easterly LLC, a company established to make permanent capital investments on behalf of institutional clients with a focus on the commercialization of fast growing, non-bank finance and asset management companies. Easterly LLC is a successor company to Easterly Capital, LLC, a firm Mr. Crate co-founded in September 2009.

Mr. Crate is a managing director of Easterly LLC and Easterly Capital, LLC, and also serves as a chairman of the board of directors of Easterly Government Properties, Inc., a NYSE listed company that is the successor entity to Easterly Partners, LLC, a firm he co-founded as a private real estate portfolio company of Easterly Capital, LLC. From 1998 to May 2011, Mr. Crate served as the chief financial officer of Affiliated Managers Group, Inc., a publicly traded asset management holding company. Mr. Crate was previously a managing director of the Financial Institutions Group of the Chase Manhattan Corporation based in London and New York, focusing exclusively on investment management firms.

Mr. Kalichstein is a managing director at Easterly LLC, responsible primarily for originating and underwriting potential candidates for acquisition or investment, with a particular focus on financial services and related credit investments. Previously, in 2011, Mr. Kalichstein founded Solel Investment Group LLC, a privately-held company that jointly led the acquisition of over $900 million in specialty finance assets. Prior to forming Solel, Mr. Kalichstein was a managing director of J.C. Flowers & Co. LLC from 2004 until 2011, and was responsible for originating, monitoring, and disposing of financial services investments globally. From 2001 to 2004, Mr. Kalichstein led the corporate development group of Shinsei Bank in Tokyo, Japan. Mr. Kalichstein also led the capital structure team whose work culminated in Shinsei Bank’s initial public offering on the Tokyo Stock Exchange. Before his tenure at Shinsei Bank, Mr. Kalichstein worked as vice president, Finance and Corporate Development for SoftNet Systems, Inc. and as an associate with Capital Z Partners, a financial services-oriented private equity firm based in New York. Mr. Kalichstein began his career in the Financial Institutions Group at Goldman Sachs.

On May 4, 2015, our sponsor purchased 4,312,500 founder shares, for an aggregate purchase price of $25,000 or approximately $0.006 per share. On July 3, 2015, our sponsor transferred 20,000 founder shares to each of our independent directors at their original purchase price. On July 29, 2015, we effected a stock dividend of 0.2 shares for each outstanding share of common stock, resulting in our sponsor and officers and directors holding an aggregate of 5,175,000 founder shares. Up to 675,000 founder shares were subject to forfeiture by our initial stockholders (or their permitted transferees) depending on the extent to which the underwriters’ over-allotment option was exercised.

Our registration statement on Form S-1 (File No. 333-203975) was declared effective on July 29, 2015 and on August 4, 2015 we consummated our IPO of 20,000,000 of our units, including 2,000,000 units as a result of the underwriters’ partial exercise of their over-allotment option. Each unit consists of one share of our common stock and one-half of one redeemable warrant. Each whole warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $11.50 per share of common stock. The public units were sold at a price of $10.00 per share, generating gross proceeds to us of $200,000,000. As a result of the expiration of the underwriters’ option to exercise the remaining portion of the over-allotment, our sponsor forfeited an aggregate of 175,000 founder shares. The sponsor, our independent directors and their permitted transferees, own 20% of our issued and outstanding shares.

On August 4, 2015, simultaneously with the consummation of our IPO, we consummated the private sale of 6,750,000 of private placement warrants at a purchase price of $1.00 per private placement warrant, to our sponsor, generating gross proceeds to us of $6,750,000. The private placement warrants are identical to the warrants sold as part of the public units in our IPO, so long as they are held by our sponsor or its permitted transferees, (i) they will not be redeemable by us, (ii) they (including the common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the sponsor until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis.

A total of $200,000,000 of the proceeds from our IPO were placed in a trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. These funds will not be released until the earlier of the completion of our initial business combination or our liquidation, although we may withdraw the interest earned on the funds held in our trust account to pay franchise and income taxes.

On September 17, 2015, we announced that the holders of our units may elect to separately trade the common stock and warrants included in the units commencing on or about September 21, 2015 on the Nasdaq Capital Market under the symbols “EACQ” and “EACQW”, respectively. Those units not separated will continue to trade on the Nasdaq Capital Market under the symbol “EACQU.”

On March 17, 2016, we issued a convertible promissory note to our sponsor that provides for our sponsor to loan us up to $1,000,000 for ongoing expenses. On March 17, 2016, we borrowed $15,000 pursuant to the convertible promissory note. Our sponsor is not obligated to loan us additional amounts pursuant to the convertible promissory note. The convertible promissory note is interest bearing at 5% per annum and is due and payable on August 4, 2017. At the option of our sponsor, any amounts outstanding under the convertible note may be converted into warrants to purchase shares of common stock at any time on or prior to the maturity date at a conversion price of $1.00 per warrant. Each warrant will entitle our sponsor to purchase one share of our common stock at an exercise price of $11.50 per share. Each warrant will contain other terms identical to the terms contained in the private placement warrants.

Business Strategy

We intend to employ a proactive acquisition strategy that will not be limited to a particular industry or geographic region. We intend, however, to focus on companies operating in the financial services industry that exhibit some or all of the following characteristics, which we believe to be important in evaluating prospective targets for our initial business combination:

•	barriers to competitive entry;
•	a sustainable competitive advantage;
•	a motivated and capable management team; and
•	an attractive ability to grow cash flow or book value, as applicable.

Given the industry background and experience of our management team, we believe that we are positioned to capitalize on certain trends that are influencing strategic direction within the broader financial services sector. We believe that such trends have generated, and will continue to generate, an attractive environment for evaluating target businesses, including the following characteristics:

•	Long-term global demographic and macroeconomic trends, which will influence the direction of the retirement, asset management and insurance sectors. The number of U.S. persons over 65 years old as of the year 2015 is projected by the U.S. Census Bureau to double by the year 2060, and U.S. retirement assets have grown by a compound annual growth rate of 9.6% between the years 2009 to 2014. Aging populations, increased longevity and a decline in traditional employer-sponsored defined benefit pension schemes are placing enhanced emphasis on the private market to provide retirement and protection solutions to developed market populations. As of the year 2015, financial services represents 20% of U.S. GDP according to the U.S. Bureau of Economic Analysis, and the Federal Reserve estimates the total size of non-bank U.S. finance is $15 trillion, indicating the existence of a substantial market in non-bank financial services. In emerging markets, the preceding trends are further magnified by the substantial increase in wealth of large segments of the population, which is driving new demand for banking, insurance and wealth management products. We believe these demographic and macroeconomic factors create substantial opportunities for acquisition in a variety of industries and geographies.

•	Convergence of technological solutions with financial products, distribution and user access. In the coming years and decades, technology will continue broadly to transform the nature of the financial services industry. This transformation impacts the types of products demanded by consumers, the ways in which customers acquire new products and the ways in which customers interact with current products. Recent examples include new electronic payment technologies. We believe that worldwide mobile payment usage has grown significantly since 2011. Other technology related trends include the increased outsourcing of non-core business functions, enhanced use of customer data, and the use of algorithm guided investing and mobile technology. We believe that financial services business models are primed for disruption by such technological advances, which should lead to substantial opportunities to acquire businesses that will benefit significantly from our management team’s deep industry experience.

•	Ongoing global regulatory regime changes and reforms create a changing landscape for current market participants. Following the global financial crisis, enhanced scrutiny and regulation of banks and insurance providers have prompted financial services companies to review business portfolios and realign strategic direction, creating an opportunity for non-regulated firms to play a bigger role in the lending and lending-related services, insurance, finance, and financial technology industries. We believe that these structural changes to markets will continue to provide opportunities to acquire non-core businesses and to fill niches created as traditional market participants shift their focus.

We intend to target for acquisition businesses in which a combination of our relationships, experience and capital can be the catalyst to transform the business and accelerate its growth. Our universe of potential acquisition targets in the financial services industry includes, but is not limited to the following:

•	Insurance-related companies including: underwriters; brokerages; and insurance services providers including claims and loss adjustment firms;
•	Investment-related companies including: asset managers; brokerage and trading firms; and investment consultants;
•	Diversified financial services companies including: banks; residential and commercial mortgage banking and servicing firms; and non-bank finance companies; and
•	Financial technology and services-related companies including: payments and processing firms and financial information providers

Our acquisition selection process will leverage our team’s network of financial services industry, private equity sponsor and lending community relationships as well as relationships with management teams of public and private companies, investment bankers, restructuring advisers, attorneys and accountants that we believe will provide us with a number of business combination opportunities. In addition, we intend to utilize the networks and industry experience of Messrs. Crate and Kalichstein and Easterly LLC in seeking a business combination. Over the course of their careers, the members of our management team and others at Easterly LLC have developed a broad network of contacts and corporate relationships, primarily through the following means:

•	Experience in sourcing, acquiring, developing, growing, financing and selling financial services businesses;
•	Relationships with sellers, capital providers and management teams of target financial services businesses; and
•	Experience executing transactions through various market cycles and global financial market conditions.

We believe that the network of contacts and relationships of our management team will provide us with an important source of acquisition opportunities. In addition, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises.

Our sponsor intends to provide support and advice to our management team in such areas as product development, marketing, client service, recruiting and operations, as well as in the pursuit of external growth through accretive, strategic acquisitions.

Acquisition Criteria

Consistent with this strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses in the financial services sector. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following criteria:

•	Financial condition and results of operation;
•	Growth potential;
•	Brand recognition and potential;
•	Experience and skill of management and availability of additional personnel;
•	Capital requirements;
•	Competitive position;
•	Barriers to entry;
•	Stage of development of the products, processes or services;
•	Existing distribution and potential for expansion;

•	Potential for additional add-on acquisitions;
•	Degree of current or potential market acceptance of the products, processes or services;
•	Proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;
•	Impact of regulation on the business;
•	Regulatory environment of the industry;
•	Costs associated with effecting the business combination;
•	Industry leadership, sustainability of market share and attractiveness of market industries in which a target business participates; and
•	Competitive dynamics in the industry within which the company competes.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria deemed relevant by our management in effecting an initial business combination consistent with our business objective.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a thorough and extensive due diligence review, which will encompass, among other things, meetings with incumbent management and employees, document reviews and inspection of facilities, as well as a review of financial and other information that is made available to us.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event that we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of the Financial Industry Regulatory Authority, or FINRA, or an accounting firm that our initial business combination is fair to our company from a financial point of view.

Members of our management team directly or indirectly own our common stock and warrants to purchase shares of our common stock and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors do not currently, but may, in the future, have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity.

Our sponsor, executive officers and directors have agreed, pursuant to a written letter agreement, not to participate in the formation of, or become an officer or director of, any other blank check company until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 24 months after our IPO. None of our officers or directors, other than Mr. Hauslein, has been involved with any blank check companies or special purpose acquisition corporations in the past.

Initial Business Combination

If we are able to maintain the listing of our securities on Nasdaq, the Nasdaq rules require that our initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. We intend to fulfill the requirements of this Nasdaq rule even if our securities are not listed on Nasdaq at the relevant time. If our board is not able independently to determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an accounting firm with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

Sourcing of Potential Business Combination Targets

We believe our management team’s significant operating and transaction experience and relationships with companies will provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our management team sourcing, acquiring, financing and selling businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

We believe that the network of contacts and relationships of our management team will provide us with important sources of proprietary acquisition opportunities or other opportunities in which a limited group of investors are invited to participate in the sale process. In addition, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, executive officers or directors, or making the acquisition through a joint venture or other form of shared ownership with our sponsor, executive officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA or an accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

If any of our executive officers becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our executive officers and directors do not currently, but may, in the future, have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial business combination, negatively. Additionally, the risk of potential unknown liabilities, including those related to our securities transactions, may materially affect a target business’s analysis of us as an attractive business partner.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Financial Position

With funds available for an initial business combination in the amount of $193,000,000 assuming no redemptions and after payment of $7,000,000 in deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to utilize cash derived from the proceeds of the IPO and the private placement warrants, our capital stock or a combination of these in effecting our initial business combination. Although substantially all of the net proceeds of our IPO and the private placement of warrants are intended to be applied generally toward effecting an initial business combination as described in our prospectus, the proceeds are not otherwise being designated for any more specific purposes. Our initial business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and the registration process required by Federal and state securities laws relating to the offering of securities.

We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using stock or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of purchases of our common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account.

In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of Target Business

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources as a result of our management’s experience, execution history and ability to deploy capital. These sources include, but are not limited to, investment bankers, private investment funds and other members of our network of business relationships. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is), except that we have agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. Other than pursuant to this agreement, none of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated acquisition of such target by us. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors or making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or an accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Selection of a Target Business and Structuring of our Initial Business Combination

If we are able to maintain the listing of our securities on Nasdaq, the Nasdaq rules require that our initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. We intend to fulfill the requirements of this Nasdaq rule even if our securities are not listed on Nasdaq at the relevant time. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from independent investment banking firm that is a member of FINRA or an accounting firm with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of net assets test. There is no basis for investors to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough and extensive due diligence review, which will encompass, among other things, meetings with incumbent management and employees, document reviews and inspection of facilities, as well as review of financial and other information that is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention of engaging any such third parties. We will also utilize our operational and capital planning experience.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and will reduce the amount of capital available to otherwise complete a business combination. We will not pay finder’s or consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•	Subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

•	Cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend closely to scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

•	we issue common stock that will be equal to or in excess of 20% of the number of shares of our common stock then outstanding (other than in a public offering);

•	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common stock or voting power of 5% or more; or

•	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of our Securities

In the event we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which requires insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Our sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption Rights for Public Stockholders Upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of our initial business combination, including interest earned on the funds and not previously released to us to pay our franchise and income taxes divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is approximately $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our initial stockholders have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the Securities and Exchange Commission, or the SEC, unless stockholder approval is required by law or stock exchange listing requirement or we choose to seek stockholder approval for business or other legal reasons.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination. A final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote; however, we expect that a draft proxy statement would be mailed to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. In such case, our initial stockholders have agreed to vote their founder shares and any public shares purchased during or after our IPO in favor of our initial business combination. Each public stockholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our initial stockholders have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of a business combination.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption Upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than 15% of the shares sold in our IPO, which we refer to as the “Excess Shares”. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our IPO, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against initial our initial business combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $35.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable on the redemption date at the time specified in the related notice.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 24 months from the closing of our IPO.

Redemption of Public Shares and Liquidation if No Initial Business Combination

We have only 24 months from the closing of our IPO to complete our initial business combination. If we are unable to complete our initial business combination within such 24-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses, which interest shall be net of taxes payable) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 24-month time period.

Our initial stockholders have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within 24 months from the closing of our IPO. However, if our initial stockholders acquire public shares in or after our IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 24-month time period.

 Our sponsor, executive officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our IPO, unless we provide our public stockholders with the opportunity to redeem their shares of common stock on the date of such approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director or any other person. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from funds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay franchise and income taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses. If we dissolve and liquidate, we do not expect there to be any funds held outside the trust account remaining for distribution. However, to the extent such funds remain, after payment or provision for payment of the debts and other liabilities of the company, the holders of the common stock remaining after we redeem the public shares will be entitled to receive all the remaining assets of the company available for distribution to our stockholders, ratably in proportion to the number of shares of common stock held by them.

If we were to expend all of the net proceeds of our IPO, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the Delaware General Corporation Law, or the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers (other than the underwriters for our IPO and our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, Messrs. Cody, Crate and Kalichstein have agreed, jointly and severally, that they will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then the managing directors will not be responsible to the extent of any liability for such third-party claims. We cannot assure you, however, that the managing directors would be able to satisfy those obligations. The managing directors will not be personally liable to pay our debts and obligations except as provided above. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets and the managing directors assert that they are unable to satisfy their indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against the managing directors to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against the managing directors to enforce their indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.00 per public share.

We seek to reduce the possibility that the managing directors will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than the underwriters for our IPO and our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. The managing directors are also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. We have access to proceeds held outside of our trust account with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our IPO may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our IPO, is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete our initial business combination within 24 months from the closing of our IPO, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of the amount of interest which may be withdrawn to pay franchise and income taxes and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 24th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (other than the underwriters in our IPO and our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account.

As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, the managing directors may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets and will not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, the managing directors will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only in the event of the redemption of our public shares if we do not complete our initial business combination within 24 months from the closing of our IPO, if they redeem their respective shares for cash upon the completion of the initial business combination or if they redeem their respective shares in connection with a vote seeking to amend Section 9.2(d) of our amended and restated certificate of incorporation in a manner that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our IPO. In no other circumstances does a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our IPO that will apply to us until the consummation of our initial business combination. If we seek to amend Section 9.2(d) of our amended and restated certificate of incorporation in a manner that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our IPO, we will provide public stockholders with the opportunity to redeem their public shares in connection with any such vote. Our initial stockholders have agreed to waive any redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

•	prior to the consummation of our initial business combination, we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) or (2) provide our public stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) in each case subject to the limitations described herein;
•	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination;
•	if our initial business combination is not consummated within 24 months from the closing of our IPO, then our existence will terminate and we will distribute all amounts in the trust account to our public stockholders; and
•	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

These provisions cannot be amended without the approval of holders of 65% of our common stock. In the event we seek stockholder approval in connection with our initial business combination, our amended and restated certificate of incorporation provides that we may consummate our initial business combination only if approved by a majority of the shares of common stock voted by our stockholders at a duly held stockholders meeting.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

 We currently maintain our executive offices at 375 Park Avenue, 21st Floor, New York, NY 10152. The cost for this space is included in the $10,000 per month fee that we pay an affiliate of our sponsor for office space, utilities and secretarial and administrative services. We consider our current office space adequate for our current operations.

Employees

We currently have three executive officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that Messrs. Crate and Kalichstein or any other members of our management team will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

We have registered our units, common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public auditors.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with GAAP. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with GAAP. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2016 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

ITEM 1A.	RISK FACTORS

Certain factors may have a material adverse effect on our business, financial condition and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Report, including our financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business or results of operations.

We are a recently formed early stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed early stage blank check company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

The financial statements included in this Report have been prepared assuming that we will continue as a going concern.

The financial statements included in this Report have been prepared assuming that we will continue as a going concern. As discussed in Note 1 to our financial statements for the period from April 29, 2015 (inception) through December 31, 2015, if the proceeds held outside the trust account and any loans under the March 17, 2016 convertible promissory note to our sponsor are insufficient to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, we may need to raise additional capital through additional loans or additional investments from our sponsor, an affiliate of our sponsor or certain of our officers and directors. None of our sponsor, any affiliate of our sponsor, or officers and directors are under any obligation to loan us funds. The uncertainty regarding the lack of resources to pay the above noted expenses raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be unable to continue operations

Our public stockholders may not be afforded an opportunity to vote on our initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable state law or the rules of Nasdaq or if we decide to hold a stockholder vote for business or other reasons. For instance, if we are able to maintain the listing of our securities on Nasdaq at the relevant time, the Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. We intend to fulfill the requirements of this Nasdaq rule even if our securities are not listed on Nasdaq at the relevant time. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination. However, except as required by law, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the outstanding shares of our common stock do not approve of the business combination we consummate. Please see the section entitled “Proposed Business — Stockholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Unlike many other blank check companies in which the initial stockholders agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our initial stockholders have agreed to vote their founder shares, as well as any public shares purchased during or after our IPO, in favor of our initial business combination. Our initial stockholders own 20% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our initial stockholders agreed to vote their founder shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the acquisition decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, your only opportunity to affect the acquisition decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 24 months from the closing of our IPO. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders will receive an amount estimated to be $10.00 per share, and our warrants will expire worthless.

We must complete our initial business combination within 24 months from the closing of our IPO. We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within the time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders will receive an amount estimated to be $10.00 per share, and our warrants will expire worthless.

If we seek stockholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of our common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of our public shares if we are unable to complete an initial business combination within 24 months from the closing of our IPO, subject to applicable law and as further described herein, and (iii) the redemption of shares in connection with a vote seeking to amend Section 9.2(d) of our amended and restated certificate of incorporation in a manner that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our IPO. In addition, if our plan to redeem our public shares if we are unable to complete an initial business combination within 24 months from the closing of our IPO is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond 24 months from the closing of our IPO before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to an initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 round-lot holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share and our stockholders’ equity would generally be required to be at least $5.0 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;
•	reduced liquidity for our securities;
•	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•	a limited amount of news and analyst coverage; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our common stock and warrants will be listed on Nasdaq, our units, common stock and warrants will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the state of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Because we will have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units became immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if we were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our common stock, you will lose the ability to redeem all such shares in excess of 15% of our common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our IPO, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders will receive an amount estimated to be $10.00 per share, on our redemption, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our IPO and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of common stock that our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders will receive an amount estimated to be $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

If the net proceeds of our IPO not being held in our trust account and loan from our sponsor are insufficient to allow us to operate for at least 24 months after our IPO, we may be unable to complete our initial business combination in which case our public stockholders will receive an amount estimated to be $10.00 per share, and our warrants will expire worthless.

As of December 31, 2015, we have $272,666 available to us outside the trust account to fund our working capital requirements. On March 17, 2016, we issued a convertible promissory note to our sponsor that provides for our sponsor to loan us up to $1,000,000 for ongoing expenses. On March 17, 2016, we borrowed $15,000 pursuant to the convertible promissory note. Our sponsor is not obligated to loan us additional amounts pursuant to the convertible promissory note. The funds available to us outside of our trust account and any loans under the March 17, 2016 convertible promissory note may still not be sufficient to allow us to operate for at least the 24 months after the completion of our IPO assuming that an initial business combination is not completed during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders will receive an amount estimated to be $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

If the net proceeds of our IPO not being held in the trust account and loan from our sponsor are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on additional loans from our sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination.

As of December 31, 2015, we have $272,666 available to us outside our trust account to fund our working capital requirements. On March 17, 2016, we issued a convertible promissory note to our sponsor that provides for our sponsor to loan us up to $1,000,000 for ongoing expenses. On March 17, 2016, we borrowed $15,000 pursuant to the convertible promissory note. Our sponsor is not obligated to loan us additional amounts pursuant to the convertible promissory note. Any outstanding balances under the convertible promissory note and any other loans will be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination, we will cease operations except for the purpose of winding up, redeem the public shares and, subject to the approval of our board and remaining stockholders, dissolve and liquidate. Consequently, our public stockholders will receive an amount estimated to be approximately $10.00 per share on our redemption of our public shares, and our warrants will expire worthless.

Subsequent to our completion of our initial business combination, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we seek to have all vendors, service providers (other than the underwriters of our IPO and our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors. The managing directors have agreed, jointly and severally, that they will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the managing directors will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether the managing directors have sufficient funds to satisfy their indemnity obligations and, therefore, the managing directors may not be able to satisfy those obligations. We have not asked the managing directors to reserve for such eventuality. The managing directors will not be personally liable to pay our debts and obligations except as provided above.

Our directors may decide not to enforce the indemnification obligations of the managing directors, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per share or (ii) such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, and the managing directors assert that they are unable to satisfy their obligations or that they have no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against the managing directors to enforce their indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against the managing directors to enforce their indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and
•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;
•	adoption of a specific form of corporate structure; and
•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in United States government treasury bills with a maturity of 180 days or less or in money market funds that invest solely in United States Treasuries that are compliant with Rule 2a-7 under the Investment Company Act by meeting conditions specified under the trust agreement filed herewith. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate a business combination. If we are unable to complete our initial business combination, our public stockholders will receive an amount estimated to be $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, acquisitions and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, acquisitions and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our IPO may be considered a liquidation distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of our IPO in the event we do not complete our initial business combination and, therefore, we do not intend to comply with those procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our IPO is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.

We may not hold an annual meeting of stockholders until after our consummation of a business combination and you will not be entitled to any of the corporate protections provided by such a meeting.

We may not hold an annual meeting of stockholders until after we consummate a business combination (unless required by Nasdaq), and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of a business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

We are not registering the shares of common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except if there is an exemption available and potentially causing such warrants to expire worthless.

We are not registering the shares of common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed, as soon as practicable, but in no event later than fifteen (15) business days after the closing of our initial business combination, to use our best efforts to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act by the 60th business day following the closing of the business combination, we will be required to permit holders to exercise their warrants on a cashless basis during the period beginning on the 61st business day after the closing of the business combination and ending upon such registration being declared effective by the SEC. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available. Notwithstanding the above, if our common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but will use our best efforts to register or qualify the shares under applicable state securities laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws, unless an exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of common stock included in the units.

The grant of registration rights to our initial stockholders and holders of our private placement warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our common stock.

Pursuant to a registration rights agreement, our initial stockholders and their permitted transferees can demand that we register the founder shares and privately placed shares of common stock, if any, holders of our private placement warrants and their permitted transferees can demand that we register the private placement warrants and the shares of common stock issuable upon exercise of the private placement warrants and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the common stock issuable upon conversion of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the securities owned by our initial stockholders, holders of our private placement warrants or their respective permitted transferees are registered.

Because we are not limited to a particular industry or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We will seek to complete a business combination with an operating company in the financial services sector, but may also pursue acquisition opportunities with other characteristics, except that we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. Because we have not executed or consummated any definitive agreements with any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

We may seek acquisition opportunities in companies outside the financial services sector (which may or may not be outside of our management’s area of expertise).

Although we intend to focus on identifying business combination candidates within the financial services sector, we may consider a business combination outside of our management’s area of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company or we are unable to identify a suitable candidate within the financial services sector after having expended a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors in our IPO than a direct investment, if an opportunity were available, in a business combination candidate.

In the event we elect to pursue an acquisition outside of the financial services sector, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained herein regarding financial services oriented acquisition opportunities would not be relevant to an understanding of the business that we elect to acquire.

Although we identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders will receive an amount estimated to be $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

We may seek acquisition opportunities with a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

There are special considerations and risks related to acquisitions of firms in the financial services sector.

Business combinations with companies with operations in the financial services industry entail special considerations and risks. If we are successful in completing our initial business combination with a target business with operations in the financial services industry, we will be subject to a number of additional risks. We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

The financial services industry is subject to extensive supervision and regulation, which may affect our ability to operate and engage in certain business activities. The type and pervasiveness of supervision and regulation depends, in part, upon the sector of the financial services industry. In recent years, general level of regulatory scrutiny on the financial services industry has increased and it is expected that this trend will continue. Compliance with these laws and regulations is costly, time-consuming, and complex and our failure to comply with them may subject us to litigation, censure, fines, temporary or permanent limitations on our activities, suspension or termination of licenses or registrations, reputational harm, and other sanctions that may have a material adverse impact on our business.

In attempting to effect our initial business combination and after our initial business combination, we may be subject to significant regulatory requirements in connection with our efforts to acquire an initial financial services organization or additional financial services organizations.

Acquisitions of financial services organizations are often subject to significant regulatory requirements, including application and notice requirements, obtaining prior approvals and consents from the applicable governmental and regulatory authorities, complying with ownership level limitations and other restrictions, complying with conditions or commitments made in connection with an acquisition, and other requirements. We will not be able to consummate a business combination with certain types of financial services organizations without complying with applicable laws and regulations and obtaining required governmental or client consents. We may not receive any such required approvals or we may not receive them in a timely manner, including as a result of factors or matters beyond our control

We are not required to obtain an opinion from an independent investment banking or accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking or accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional common or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination, which would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. There are 58,235,000 authorized but unissued shares of common stock available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants or warrants reserved for issuance. We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination, however our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our charter, may be amended with a stockholder vote. The issuance of additional shares of common or preferred stock:

•	may significantly dilute the equity interest of investors in our IPO;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•	could cause a change in control if a substantial amount of common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, common stock and/or warrants.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders will receive an amount estimated to be $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders will receive an amount estimated to be $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

We are dependent upon our executive officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, Darrell Crate, Avshalom Kalichstein and our other executive officers and directors. We believe that our success depends on the continued service of our executive officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, certain of our executive officers and directors have time and attention requirements for business activities in which Easterly LLC is engaged. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend closely to scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

The officers and other employees of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidates’ key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, our executive officers and certain of our directors are managing directors of and employed by Easterly LLC, a company focused on making permanent capital investments on behalf of institutional clients with a focus on the commercialization of fast growing, non-bank finance and asset management companies. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Certain of our executive officers and directors may become affiliated with entities engaged in business activities similar to those intended to be conducted by us, and while none of our executive officers and directors currently have conflicts of interest in determining to which entity a particular business opportunity should be presented, certain or all of them may develop such conflicts in the future.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and executive officers and directors may become affiliated with entities that are engaged in a similar business.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they may owe certain fiduciary or contractual duties. Accordingly, while none of our officers and directors currently do, in the future some or all of them may have conflicts of interest in determining to which entity a particular business opportunity should be presented. Such conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any acquisition to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or executive officers. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers and directors. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking or accounting firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On May 4, 2015, our sponsor purchased an aggregate of 4,312,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.006 per share. On July 29, 2015, our board of directors effected a stock dividend of 0.2 shares for each outstanding share of common stock, resulting in 5,175,000 founder shares outstanding. On July 29, 2015, the underwriters exercised part of their over-allotment option resulting in 20,000,000 units issued as a result of the IPO. As a result of the expiration of the underwriters’ option to exercise the remaining portion of the over-allotment, our initial stockholders forfeited an aggregate of 175,000 founder shares. The sponsor and its permitted transferees own 20% of our issued and outstanding shares. The founder shares will be worthless if we do not complete an initial business combination. The sponsor purchased from us an aggregate of 6,750,000 private placement warrants, each exercisable to purchase one share of our common stock at $11.50 per share, at a price of $1.00 per private placement warrant ($6,750,000 in the aggregate) in a private placement that occurred simultaneously with our IPO. If we do not complete our initial business combination within the applicable time period, the proceeds of the sale of the private placement warrants will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless.

The founder’s shares are identical to the shares of common stock included in the units sold in the IPO. However, the holders have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any shares in connection with a stockholder vote to approve a proposed initial business combination.

On March 17, 2016, we issued a convertible promissory note to our sponsor that provides for our sponsor to loan us up to $1,000,000 for ongoing expenses. On March 17, 2016, we borrowed $15,000 pursuant to the convertible promissory note. Our sponsor is not obligated to loan us additional amounts pursuant to the convertible promissory note. The convertible promissory note is interest bearing at 5% per annum and is due and payable on August 4, 2017. At the option of our sponsor, any amounts outstanding under the convertible note may be converted into warrants to purchase shares of common stock at any time on or prior to the maturity date at a conversion price of $1.00 per warrant. Each warrant will entitle our sponsor to purchase one share of our common stock at an exercise price of $11.50 per share. Each warrant will contain other terms identical to the terms contained in the private placement warrants.

The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

Since our sponsor, executive officers and directors will be eligible to be reimbursed for their out-of-pocket expenses if our initial business combination is completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

At the closing of our initial business combination, our sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred in connection with activities on our behalf. These financial interests of our sponsor, executive officers and directors may influence their motivation in identifying and selecting a target business combination and completing an initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete our initial business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we currently have no commitments to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
•	our inability to pay dividends on our common stock;
•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;
•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our IPO and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The proceeds from our IPO and the private placement of warrants provided us with approximately $201,750,000, net of the non-deferred portion of the underwriting commissions of $5,000,000, that we may use to complete our initial business combination. This amount includes $7,000,000 of deferred underwriting commissions that are being held in the trust account.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

The exercise price for the public warrants is higher than in many similar blank check company offerings in the past, and, accordingly, the warrants are more likely to expire worthless.

The exercise price of the public warrants is higher than is typical in many similar blank check companies in the past. Historically, the exercise price of a warrant was generally a fraction of the purchase price of the units in the initial public offering. The exercise price for our public warrants is $11.50 per share. As a result, the warrants are less likely to ever be in the money and more likely to expire worthless.

If our initial stockholders seek to amend the terms of the obligations agreed to by them, it may adversely affect your investment in our company. Additionally, some of our disclosed intentions may be altered without obtaining stockholder approval.

Our initial stockholders have agreed to a variety of obligations, including, among others, the obligation to vote in favor of a proposed business combination. The initial stockholders could seek to amend the terms of these obligations after the date of this Report, although they have no current intention to do so. For instance, they could determine not to vote in favor of a proposed business combination, thereby making it more difficult for such a transaction to be consummated. Accordingly, if they sought to amend any such obligations, it could adversely affect your investment in our company. Further, we could alter some of our disclosed intentions without obtaining stockholder approval, although we currently have no intention to do so. For example, although we have disclosed our intention to follow the Nasdaq 80% rule even if we are not listed on Nasdaq, we could decide not to follow the 80% rule and would not be required to obtain stockholder approval to do so. If we were to alter our disclosed intentions, your investment in our company could be adversely affected without stockholders having the opportunity to approve such an alteration.

In order to effectuate our initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and changed industry focus. We cannot assure you that we will not seek to amend our charter or governing instruments in order to effectuate our initial business combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our IPO and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who beneficially own 20% of our common stock will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation. The liquidity of our securities could be affected if amendments to our amended and restated certificate of incorporation without a redemption right were to cause our securities to be delisted from Nasdaq.

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our IPO, unless we provide our public stockholders with the opportunity to redeem their shares of common stock on the date of such approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of the interest which may be withdrawn to pay franchise and income taxes) divided by the number of then outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director or any other person. These agreements are contained in letter agreements that we have entered into with our sponsor, executive officers and directors. Our public stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our public stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our IPO and the sale of the private placement warrants will be sufficient to allow us to complete an initial business combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our IPO and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment has made it especially difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders will receive an amount estimated to be $10.00 per share on the liquidation of our trust account, and our warrants will expire worthless.

Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Since the closing of our IPO, our initial stockholders have owned 20% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchase any units in our IPO or if our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control.

In addition, the members of our board of directors were elected by our sponsor and each member of our board will generally serve for a term of two years. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 65% of the then outstanding public warrants.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by their initial purchasers or their permitted transferees.

Our warrants may have an adverse effect on the market price of our common stock and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 10,000,000 shares of common stock as part of our IPO and, simultaneously with the commencement of our IPO on July 29, 2015, we issued an aggregate of 6,750,000 private placement warrants to our sponsor, each exercisable to purchase one share of common stock at $11.50 per share. In addition, any working capital loans made by our sponsor under the March 17, 2016 convertible promissory note or any other loans from our sponsor, may be converted into an additional 1,000,000 private placements warrants, at the price of $1.00 per warrant. To the extent we issue shares of common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares of common stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the units in our IPO except that, so long as they are held by our sponsor or its permitted transferees, (i) they will not be redeemable by us, (ii) they (including the common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the sponsor until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis.

Future issuances of our common stock by us, and the availability for resale of shares held by our existing investors, may cause the market price of our common stock to decline.

The sale of a substantial amount of our common stock in the public market, or the perception that such sales could occur, could cause the prevailing market price of our shares of common stock to decline. All of the shares sold in our IPO are freely tradable in the public markets, unless held by our affiliates. The founder shares held by our initial stockholders will be available for resale in the public market following the expiration or earlier waiver or termination of the lock-up periods described below. Registration of the sale of these shares of our common stock would permit their sale into the market immediately. We have entered into a registration rights agreement with respect to such registered resale in connection with our IPO. The market price of our common stock could decline if the holders of these shares sell them or are perceived by the market as intending to sell them.

In connection with our IPO, our executive officers and directors and our sponsor signed lock-up agreements with us, that subject to certain customary exceptions, restrict the sale of the shares of our common stock held by them for (i) 180 days following the date of the IPO without the consent of Citigroup Global Markets Inc., and (ii) for one year after the date of our initial business combination without our consent. Our initial stockholders have agreed with us not to transfer, assign or sell any of their founder shares (except to certain permitted transferees) until one year after the date of the consummation of our initial business combination or earlier if subsequent to our initial business combination, (i) the last sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (ii) we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities, or other property. We refer to such transfer restrictions throughout this Report as the lock-up.

As restrictions on resale end, or if we and, as applicable, Citigroup Global Markets Inc. were to waive the applicable lock-up periods, the market price of our shares of common stock could drop significantly if the holders of these restricted shares immediately sell them or are perceived by the market as intending to sell them.

Because each unit contains one-half of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-half of one warrant. Because, pursuant to the warrant agreement, the warrants may only be exercised for a whole number of shares of common stock, only a whole warrant may be exercised at a given time. A holder of our warrants will not be able to exercise any one-half of one warrant unless it is combined with another one-half of one warrant. No fractional shares will be issued upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one share of common stock and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for half of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financing reporting standards, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are an emerging growth company within the meaning of the Securities Act, and because we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2016. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

If we effect our initial business combination with a company located in the United States but with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company located in the United States but with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;
•	rules and regulations regarding currency redemption;
•	complex corporate withholding taxes on individuals;
•	laws governing the manner in which future business combinations may be effected;
•	tariffs and trade barriers;
•	regulations related to customs and import/export matters;
•	longer payment cycles;
•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
•	currency fluctuations and exchange controls;
•	rates of inflation;
•	challenges in collecting accounts receivable;
•	cultural and language differences;
•	employment regulations;
•	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and
•	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

ITEM 2.	PROPERTIES

We currently maintain our principal executive offices at 375 Park Avenue, 21st Floor, New York, NY 10152. The cost for this space is included in the $10,000 per month fee that we pay an affiliate of our sponsor for certain office space, utilities, and general office, receptionist and secretarial support. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers and directors in their corporate capacity.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information

Our units, common stock and warrants are each traded on the Nasdaq Capital Market under the symbols “EACQU,” “EACQ” and “EACQW,” respectively. Our units commenced public trading on July 30, 2015, and our common stock and warrants became available for public trading on September 22, 2015.

The following table sets forth, for the calendar quarter indicated, the high and low sales prices per unit as reported on the Nasdaq Capital Market for the period from July 30, 2015 (the first day on which our units began trading) through December 31, 2015, and our common stock and warrants for the period from September 22, 2015 (the first day on which our common stock and warrants were available for separate trading) through December 31, 2015.

	Units (EACQU)		Common Stock (EACQ)		Warrants (EACQW)
Fiscal 2015:	High	Low	High	Low	High	Low
Quarter ended 9/30/2015 (1)	$10.20	$9.99	N/A	N/A	N/A	N/A
Quarter ended 12/31/2015	$10.21	$9.72	$10.00	$9.55	$0.50	$0.37

(1)	No shares of our common stock or warrants were traded during the period ended September 30, 2015. The first shares of common stock and warrants were traded on October 2, 2015 and October 21, 2015, respectively.

(b)	Holders

On March 15, 2016, there was 1 record holder and approximately 119 beneficial holders of our units, 5 record holders and approximately 464 beneficial holders of our separately traded common stock, and 2 record holders and approximately 41 beneficial holders of our separately traded warrants.

(c)	Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of an initial business combination. The payment of any cash dividends subsequent to an initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Performance Graph

The graph below compares the cumulative total return for our units from July 30, 2015, the date our units first became tradable, through December 31, 2015 with the comparable cumulative return of three indices: the S&P 500 Index, the Dow Jones Industrial Average Index and Nasdaq. The graph assumes $100 invested on July 30, 2015 in our units and $100 invested at that same time in each of the three listed indices.

Easterly Acquisition Corp. vs. S&P 500, DJIA & NASDAQ

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

The information required by this item appears in “Part I—Item 1. Business” of this Report and is incorporated herein by reference

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes the relevant financial data for our business and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements, and the notes and schedules related thereto, which are included in this Report.

Income Statement Data

For the Period April 29, 2015 (Inception) Through December 31, 2015
Loss from operations	$(1,104,202)
Interest income	9,918
Loss before provision for taxes	(1,094,284)
Provision for income taxes	-
Net loss	$(1,094,284)
Per Share Data:
Net loss per common share – basic and diluted	$(.20)
Weighted average number of common shares outstanding – basic and diluted	5,469,153

Balance Sheet Data

As of December 31, 2015
Working capital(1)	$193,163,571
Total assets(2)	$200,448,554
Total liabilities	$7,284,983
Value of common stock that may be redeemed in connection with an initial Business Combination ($10.00 per share)	$188,163,570
Stockholders’ equity(3)	$5,000,001

(1)	Includes $200,009,918 held in trust from the proceeds of our IPO and the sale of the private placement warrants, plus $272,666 in cash held outside of our trust account, plus $165,970 of other current assets, less $284,983 of current liabilities and less $7,000,000 in deferred underwriting fee.
(2)	Includes $200,009,918 held in trust from the proceeds of our IPO and the sale of the private placement warrants, plus $272,666 in cash held outside of our trust account, plus $165,970 of other current assets as of December 31, 2015.
(3)	Excludes 18,816,357 shares of our common stock purchased in the public market, which are subject to redemption in connection with an initial Business Combination (approximately $10.00 per share).

As of December 31, 2015 the total assets amount includes approximately $200,009,918 being held in the trust account, $193,009,918 of which is available to us for the purposes of consummating our initial business combination within the time period described in this Report, with $7,000,000 in deferred underwriting fees payable upon consummation of our initial business combination and the remaining $272,666 being available to us for general working capital purposes. If our initial business combination is not so consummated, we will be dissolved and the proceeds held in the trust account will be distributed solely to our public stockholders.

If we seek stockholder approval of any business combination, we will offer holders of our public shares the right to have his, her or its public shares converted to cash (subject to the limitations described elsewhere in this Report) regardless of whether such stockholder votes for or against such proposed business combination. We will close an initial business combination only if we have net tangible assets of at least $5,000,001 upon such closing and, solely if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of our initial business combination. Accordingly, at December 31, 2015 public stockholders owning 18,816,357 shares sold in the IPO may exercise their conversion rights at an initial per share conversion price of $10.00 (not taking into account taxes that may be due or interest earned on the trust account) and we could still close a proposed business combination so long as a majority of shares voted at the meeting are voted in favor of the proposed business combination. Notwithstanding the foregoing, a public stockholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” will be restricted from seeking conversion rights with respect to more than 15% of the public shares. Generally, in this context, a stockholder will be deemed to be acting in concert or as a group with another stockholder when such stockholders agree to act together for the purpose of acquiring, voting, holding or disposing of our equity securities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated on April 29, 2015 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the sale of the private placement warrants that occurred simultaneously with the completion of our IPO, our capital stock, debt or a combination of cash, stock and debt.

As indicated in the accompanying financial statements, at December 31, 2015, we had approximately $272,666 in cash. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Results of Operations

For the period from April 29, 2015 (inception) to December 31, 2015, we had a net loss of $1,094,284. Our entire activity from April 29, 2015 through December 31, 2015 was in preparation for our IPO, which was consummated on August 4, 2015 and the identification of a target company for an initial business combination. Subsequent to December 31, 2015, our activities mainly consisted of identifying and evaluating prospective acquisition candidates for our initial business combination.

Liquidity and Capital Resources

Prior to our IPO, on May 4, 2015, our sponsor purchased an aggregate of 4,312,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.006 per share. On July 29, 2015, our board of directors effected a stock dividend of 0.2 shares for each outstanding share of common stock, resulting in 5,175,000 founder shares outstanding. On July 29, 2015, the underwriters exercised part of their over-allotment option resulting in 20,000,000 units issued as a result of our IPO at a price of $10.00 per unit generating gross proceeds of $200,000,000 before underwriting discounts and expenses. As a result of the expiration of the underwriters’ option to exercise the remaining portion of the over-allotment, our initial stockholders forfeited an aggregate of 175,000 founder shares. The sponsor, our independent directors and their permitted transferees own 20% of our issued and outstanding shares. The sponsor purchased from us an aggregate of 6,750,000 private placement warrants, each exercisable to purchase one share of our common stock at $11.50 per share, at a price of $1.00 per private placement warrant in a private placement that occurred simultaneously with our IPO generating proceeds, before expenses, of $6,750,000. We received net proceeds from the IPO and the sale of the private placement warrants of approximately $201,750,000, net of the non-deferred portion of the underwriting commissions of $5,000,000. The amount of proceeds not deposited in the trust account were $1,750,000 at closing of the IPO and such proceeds, together with $25,000 from the sale of common stock to our sponsor, were used to pay $517,145 for costs and expenses related to the IPO and $2,910 for formation, general and administrative expenses. In addition, interest income on the funds held in the trust account may be released to us to pay our franchise and income tax obligations. For a description of the proceeds generated in our IPO and a discussion of the use of such proceeds, we refer you to Notes 3 and 4 of the financial statements included in Item 8 of this Report.

We presently have no revenue, have had losses since inception and have no operations other than the active identification of a target business with which to complete an initial business combination. As of December 31, 2015, we have cash of $272,666 held outside the trust account and $200,009,918 cash held in the trust account, including interest.

We will have available to us the $272,666 of proceeds held outside the trust account (as of December 31, 2015) to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination. We will also have available to us interest earned on the funds held in our trust account to pay franchise and income taxes.

Although at December 31, 2015 we had working capital of $153,653 (total current assets minus total current liabilities), we expect to continue incurring expenses related to professional services including, but not limited to, engaging legal counsel, consultants, advisors and accountants, as well as other operating expenses such as insurance and fees under the Administrative Services Agreement that exceed this working capital amount.

On March 17, 2016, we issued a convertible promissory note to our sponsor that provides for our sponsor to loan us up to $1,000,000 for ongoing expenses. On March 17, 2016, we borrowed $15,000 pursuant to the convertible promissory note. Our sponsor is not obligated to loan us additional amounts pursuant to the convertible promissory note. The convertible promissory note is interest bearing at 5% per annum and is due and payable on August 4, 2017. At the option of our sponsor, any amounts outstanding under the convertible note may be converted into warrants to purchase shares of common stock at any time on or prior to the maturity date at a conversion price of $1.00 per warrant. Each warrant will entitle our sponsor to purchase one share of our common stock at an exercise price of $11.50 per share. Each warrant will contain other terms identical to the terms contained in the private placement warrants.

If the funds available to us outside of our trust account and any loans under the March 17, 2016 convertible promissory note are insufficient to fund our ongoing expenses, we may need to raise additional capital through additional loans or additional investments from our sponsor, an affiliate of our sponsor or certain of our officers and directors. None of our sponsor, any affiliate of our sponsor, or our officers and directors are under any obligation to loan us funds. The uncertainty regarding the lack of resources to pay the above noted expenses raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be unable to continue operations.

If we complete our initial business combination, we would repay such loaned amounts to the extent it was not converted into warrants. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,000,000 of such loans, inclusive of any loans under the March 17, 2016 convertible promissory note, may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor. We do not expect to seek loans from parties other than our sponsor, an affiliate of our sponsor, or our officers and directors as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We intend to use substantially all of the funds held in our trust account, including interest (which interest shall be net of taxes payable) to consummate our initial business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to consummate our initial business combination, the remaining proceeds held in our trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an administrative agreement to pay an affiliate of our sponsor a monthly fee of $10,000. This amount covers office space, utilities, secretarial support and administrative services provided to members of our management team by our sponsor, members of our sponsor, and our management team or their affiliates. Upon completion of our initial business combination or our liquidation, we will cease paying this monthly fee.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as its critical accounting policies:

Redeemable common stock

We account for our common stock subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2015, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Recent accounting pronouncements

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. We will adopt the methodologies prescribed by ASU 2014-15 by the date required, and do not anticipate that the adoption of ASU 2014-15 will have a material effect on its financial position or results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES AND MARKET RISKS

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. As of December 31, 2015, approximately $193,009,918 (excluding approximately $7,000,000 of deferred underwriting discounts) was held in trust for the purposes of consummating an initial business combination. The proceeds held in the trust account (including the deferred underwriting discounts) are held in cash.

We have not engaged in any hedging activities since our inception on April 29, 2015. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of Easterly Acquisition Corp.

We have audited the accompanying balance sheet of Easterly Acquisition Corp. (the “Company”) as of December 31, 2015, and the related statements of operations, changes in stockholders’ equity and cash flows for the from April 29, 2015 (inception) through December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Easterly Acquisition Corp., as of December 31, 2015, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no present revenue, its business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2015 may not be sufficient to complete its planned activities through the upcoming year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum llp

Marcum llp

New York, NY

March 30, 2016

EASTERLY ACQUISITION CORP.

BALANCE SHEET

December 31, 2015

ASSETS
Current assets
Cash	$272,666
Prepaid expenses	96,506
Other receivables	69,464
Total current assets	438,636
Cash held in Trust Account - restricted	200,009,918
Total assets	$200,448,554

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$266,916
Due to affiliate	18,067
Total current liabilities	284,983
Deferred underwriting fee	7,000,000
Total liabilities	7,284,983
Commitments
Common stock, subject to possible redemption or tender, 18,816,357 shares at redemption value	188,163,570
Stockholders' equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued and outstanding
Common stock, $.0001 par value; 100,000,000 shares authorized; 6,183,643 shares issued and outstanding (excludes 18,816,357 shares subject to possible redemption)	618
Additional paid-in capital	6,093,667
Accumulated deficit	(1,094,284)
Total stockholders' equity	5,000,001
Total liabilities and stockholders' equity	$200,448,554

See accompanying notes to financial statements.

EASTERLY ACQUISITION CORP.

STATEMENT OF OPERATIONS

For the Period from
April 29, 2015
(Inception) through
December 31, 2015

Formation and operating costs	$(982,344)
State franchise taxes	(121,858)
Loss from operations	(1,104,202)
Other income - interest income	9,918
Net loss	$(1,094,284)

Weighted average number of common shares outstanding, basic and diluted	5,469,153

Basic and diluted net loss per share	$(0.20)

See accompanying notes to financial statements.

EASTERLY ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Period from April 29, 2015 (inception) to December 31, 2015

	Common Shares		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in	Deficit	Equity
Balance, April 29, 2015 (Inception)	-	$-	$-	$-	$-
Sale of common stock to Sponsor	5,175,000	517	24,483	-	25,000
Sale of 20,000,000 Units, net of underwriters’ commissions	20,000,000	2,000	187,998,000	-	188,000,000
Proceeds from issuance of Private Placement Warrants	-	-	6,750,000	-	6,750,000
Offering expenses	-	-	(517,145)	-	(517,145)
Forfeiture of initial stockholder’s shares pursuant to partial exercise of underwriters’ over-allotment	(175,000)	(18)	18	-	-
Common stock subject to possible redemption or tender	(18,816,357)	(1,881)	(188,161,689)	-	(188,163,570)
Net loss	-	-	-	(1,094,284)	(1,094,284)
Balance, December 31, 2015	6,183,643	618	6,093,667	(1,094,284)	5,000,001

See accompanying notes to financial statements.

EASTERLY ACQUISITION CORP.

STATEMENT OF CASH FLOWS

For the Period from April 29, 2015 (inception) to December 31, 2015

Cash flows from operating activities:
Net loss	$(1,094,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest on cash held in Trust Account	(9,918)
Changes in operating assets and liabilities:
Accounts receivable	(69,464)
Prepaid expenses	(96,506)
Accounts payable and accrued expenses	266,916
Due to affiliate	18,067
Net cash used in operating activities	(985,189)

Cash Flows from investing activities:
Cash held in Trust Account – restricted	(200,000,000)
Net cash used in investing activities	(200,000,000)

Cash flows from financing activities:
Proceeds from issuance of common stock to initial stockholders	25,000
Proceeds from sale of Units, net of underwriting commissions paid	175,500,000
Proceeds from sale of over-allotment Units, net of underwriting commissions paid	19,500,000
Proceeds from sale of Private Placement Warrants	6,750,000
Payment of offering expenses	(471,108)
Proceeds from promissory note from affiliate	100,000
Payment of advances for offering expenses and promissory note from affiliate	(146,037)
Net cash provided by financing activities	201,257,855

Increase in cash and cash equivalents	272,666
Cash and cash equivalents at beginning of period	-
Cash and cash equivalents at end of period	$272,666

Supplemental disclosure of noncash financing activities:
Deferred underwriting fees	$7,000,000
Payment of offering costs through advance from related party	$46,037

See accompanying notes to financial statements.

EASTERLY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2015, the Company has neither commenced operations nor generated any revenues to date. All activity through December 31, 2015 relates to the Company’s formation, initial public offering and identifying a target company for a Business Combination.

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

In order to protect the amounts held in the Trust Account, three managing directors of Easterly LLC, an affiliate of the Company and the Sponsor (the “Managing Directors”) agreed pursuant to a written agreement executed on July 29, 2015, jointly and severally, that they will be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then the Managing Directors will not be responsible to the extent of any liability for such third-party claims.

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

Shares of common stock subject to redemption or tender are recorded at redemption amount and classified as temporary equity, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.” At December 31, 2015, the amount in the Trust Account is approximately $10.00 per share of common stock sold in the Public Offering ($200,009,918 held in the Trust Account divided by 20,000,000 of Public Shares).

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

The Company’s Units are listed on the Nasdaq Capital Market (“Nasdaq”). The Nasdaq rules require that the initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of the Company signing a definitive agreement in connection with its initial Business Combination. The Company intends to fulfill the requirements of this Nasdaq rule even if the securities are not listed on Nasdaq at the relevant time.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in the Company’s periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Going Concern Considerations

The Company presently has no revenue, has had losses since inception and has no operations other than the active identification of a target business with which to complete its Business Combination. As of December 31, 2015, the Company had cash of $272,666 held outside the trust account and $200,009,918 cash held in trust, including interest.

The Company will have available the $272,666 of proceeds held outside the trust account (as of December 31, 2015) to fund its working capital needs and to continue to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination. The Company will also have available any interest earned on the funds held in the trust account to pay franchise and income taxes.

Although at December 31, 2015 the Company had working capital of $153,653 (total current assets minus total current liabilities), the Company expects to continue incurring expenses related to professional services including, but not limited to, engaging legal counsel, consultants, advisors and accountants, as well as other operating expenses such as insurance and fees under the Administrative Services Agreement that exceed this working capital amount.

If the proceeds held outside the Trust Account and any loans under the March 17, 2016 convertible promissory note issued to the Sponsor are insufficient for the Company’s working capital needs and operations in connection with the completion of an initial Business Combination, the Company may need to raise additional capital through additional loans or additional investments from its Sponsor, an affiliate of its Sponsor or certain of the Company’s officers and directors. None of the Company’s Sponsor, affiliate of the Sponsor, officers or directors are under any obligation to loan the Company funds. The uncertainty regarding the lack of resources to pay the above noted expenses raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue operations.

2.          Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are prepared in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Net Loss per Share of Common Stock

The Company complies with accounting and disclosure requirements of Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Shares of common stock subject to possible redemption at December 31, 2015 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Weighted average shares were reduced for the effect of an aggregate of 675,000 shares held by the initial stockholder that were subject to forfeiture. As a result of the underwriters’ election to exercise part of their over-allotment option on July 29, 2015, 500,000 founder shares were no longer subject to forfeiture and are therefore included in the calculation of basic loss per share. At December 31, 2015, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. The Company has not considered the effect of warrants to purchase common shares in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet. The Trust Account assets are held in cash as of December 31, 2015.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which exceeds the Federal depository insurance coverage of $250,000. At December 31, 2015, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no uncertain tax benefits as of December 31, 2015. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The income tax provision was deemed to be immaterial as of December 31, 2015.

Franchise Taxes

The Company is incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis.

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

The Public Warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and the Company. The Company did not register the shares of common stock issuable upon exercise of the Public Warrants under the Securities Act or any state securities law. The Company will use its best efforts to file a new registration statement for the shares of common stock issuable upon exercise of the Public Warrants under the Securities Act, following the completion of its initial Business Combination. If the shares issuable upon exercise of the Public Warrants are not registered under the Securities Act by the 60th business day following the closing of the initial Business Combination, the Company will be required to permit holders to exercise their Public Warrants on a cashless basis during the period beginning on the 61st business day after the closing of the initial Business Combination and ending upon such registration being declared effective by the SEC. However, no warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available. If such issuance is not so registered or qualified and no exemption is available under the securities laws of the state of the exercising holder, such holder would not be able to exercise its warrants and the Company could still redeem such holder's warrants. Notwithstanding the above, if the common stock is at the time of any exercise of a Public Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement or register or qualify the shares under applicable state securities laws.

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

4.          Related Party Transactions

Founder Shares

On May 4, 2015, the Sponsor purchased 4,312,500 shares of the Company’s common stock (the “Founder Shares”) for $25,000, or approximately $.006 per share. On July 29, 2015, the Company’s Board of Directors effected a stock dividend of 0.2 shares for each outstanding share of common stock, resulting in 5,175,000 Founder Shares outstanding. On July 29, 2015, the underwriters exercised part of their over-allotment option resulting in 20,000,000 Units issued as a result of the Public Offering. As a result of the expiration of the underwriters’ option to exercise the remaining portion of the over-allotment, the Sponsor forfeited an aggregate of 175,000 Founder Shares. The Sponsor, the Company’s independent directors and their permitted transferees, which are referred to as the initial stockholders, own 20% of the Company’s issued and outstanding shares.

The Founder Shares are identical to the common stock included in the Units sold in the Public Offering except that 1) the Founder Shares are subject to certain restrictions, as described in more detail below, and 2) the initial stockholders have agreed (i) to waive their redemption rights with respect to their Founder Shares in connection with the completion of the initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete its initial Business Combination within 24 months from the closing of the Public Offering (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete its initial Business Combination within the prescribed time frame). If the Company submits its initial Business Combination to the public stockholders for a vote, the initial stockholders have agreed to vote their Founder Shares and any Public Shares purchased during or after the Public Offering in favor of the initial Business Combination.

The initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares until one year after the date of the consummation of the initial Business Combination or earlier if, subsequent to the initial Business Combination, (i) the last sale price of the common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (ii) the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property.

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

Administrative Service Agreement

The Company entered into an agreement to pay an affiliate of our Sponsor, Easterly Capital, LLC, a total of $10,000 per month starting on July 29, 2015 and continuing until the earlier of the Company’s initial Business Combination or liquidation for office space, utilities, secretarial support and administrative services. This arrangement was agreed to for the Company’s benefit and is not intended to provide the Sponsor compensation in lieu of salary or other remuneration.

Related Party Advances

Prior to December 31, 2015, an affiliate of the Sponsor advanced an aggregate of $46,037 directly to the Company’s service providers for offering costs. This was non-interest bearing, unsecured and was repaid during the year. At December 31, 2015 the Sponsor has a payable to an affiliate of the Sponsor for $18,067 which relates to operating expenses incurred by the Company and paid by the affiliate of the Sponsor directly to the service providers. These advances are non-interest bearing, unsecured and due on demand.

Sponsor Loans

Prior to Public Offering, the Sponsor had loaned the Company $100,000 to be used for a portion of the expenses of the Public Offering. This loan was non-interest bearing, unsecured and due at the earlier of May 31, 2016 or the closing of the Public Offering. This loan was repaid in full on the closing of the Public Offering.

On March 17, 2016, the Company issued a convertible promissory note to the Sponsor that provides for the Sponsor to loan the Company up to $1,000,000 for ongoing expenses. On March 17, 2016, the Company borrowed $15,000 pursuant to the convertible promissory note. The Sponsor is not obligated to loan the Company additional amounts pursuant to the convertible promissory note. The convertible note is discussed further in Note 9.

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the officers and directors may, but are not obligated to, loan the Company additional funds as may be required. If the Company completes the initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,000,000 of such loans, inclusive of any loans under the March 17, 2016 convertible promissory note, may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. The Company does not expect to seek loans from parties other than the Sponsor, an affiliate of the Sponsor or certain of the officers and directors as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account.

5.          Income Taxes

The Company’s net deferred tax assets are as follows at December 31, 2015:

Deferred tax asset
Net operating loss carryforward	$496,880
Total deferred tax asset	496,880
Valuation allowance	(496,880)
Deferred tax asset, net of allowance	$-

The income tax provision (benefit) consists of the following at December 31, 2015:

Federal
Current	$-
Deferred	(371,295)
State and local
Current	-
Deferred	(125,585)
Change in valuation allowance	496,880
Income tax provision (benefit)	$-

As of December 31, 2015, the Company had U.S. federal and state net operating loss carryovers (“NOLs”) of $1,092,043 available to offset future taxable income. These NOLs expire beginning in 2036. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change in control as defined under the regulations.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period ended from April 29, 2015 (inception) through December 31, 2015, the change in the valuation allowance was $496,880.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2015 is as follows:

Statutory federal income tax rate	34.0%
State and local taxes, net of federal tax benefit	11.5%
Change in valuation allowance	(45.5)%
Income tax provision (benefit)	0.0%

6.          Commitments

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

7.          Equity

The Company is authorized to issue up to 100,000,000 shares of common stock with a par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At December 31, 2015, there were 6,183,643 shares of common stock issued and outstanding (excluding 18,816,357 shares of common stock subject to possible redemption).

The Company is authorized to issue up to 1,000,000 shares of preferred stock with a par value $0.0001 per share. At December 31, 2015 there were no shares of preferred stock issued and outstanding.

8.          Quarterly Financial Results (unaudited)

The following table sets forth certain unaudited quarterly results of operations of the Company for the period ended December 31, 2015. In the opinion of management, this information has been prepared on the same basis as the audited financial statements and all necessary adjustments, consisting only of normally recurring adjustments, have been included in the amounts sated below to present fairly the quarterly information when read in conjunction with the audited financial statements and related notes. The quarterly operating results are not necessarily indicative of future results of operations.

	For the Period from April 29, 2015 (Inception) to June 30, 2015 (Unaudited)	For the Three Months Ended September 30, 2015 (Unaudited)	For the Three Months Ended December 31, 2015 (Unaudited)

Loss from operations	(2,910)	(336,488)	(764,804)
Interest income	-	-	9,918
Total other income	-	-	9,918
Net loss	(2,910)	(336,488)	(754,886)
Weighted average number of common shares outstanding, excluding shares subjected to possible conversions-basic and diluted	4,500,000	5,492,989	6,108,976
Basis and diluted net income (loss) per Share	(0.00)	(0.06)	(0.12)

9.          Subsequent Event

Management of the Company evaluated events that have occurred after the balance sheet date of December 31, 2015, through the date the financial statements were issued.

On March 17, 2016, the Company issued a convertible promissory note to the Sponsor that provides for the Sponsor to loan the Company up to $1,000,000 for ongoing expenses. On March 17, 2016, the Company borrowed $15,000 pursuant to the convertible promissory note. The Sponsor is not obligated to loan us additional amounts pursuant to the convertible promissory note. The convertible promissory note is interest bearing at 5% per annum and is due and payable on August 4, 2017. At the option of the Sponsor, any amounts outstanding under the convertible note may be converted into warrants to purchase shares of common stock at any time on or prior to the maturity date at a conversion price of $1.00 per warrant. Each warrant will entitle the Sponsor to purchase one share of common stock at an exercise price of $11.50 per share. Each warrant will contain other terms identical to the terms contained in the Private Placement Warrants. As of March 30, 2016, the outstanding balance of this convertible promissory note is $15,000.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Internal Control Over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

During the most recently completed fiscal year, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our current directors and executive officers are as follows:

Name	Age	Position
Darrell W. Crate	49	Chairman of the Board of Directors

Avshalom Y. Kalichstein	41	Chief Executive Officer and Director

Jurgen Lika	32	Chief Financial Officer

James N. Hauslein	56	Director

David W. Knowlton	58	Director

Thomas W. Purcell	45	Director

Darrell W. Crate, 49, has served as Chairman of the Board of Directors since May 2015. Mr. Crate is a managing director at Easterly LLC, a company established to make permanent capital investments on behalf of institutional clients with a focus on the commercialization of fast growing, non-bank finance and asset management companies. Easterly LLC is a successor company to Easterly Capital, LLC, a firm Mr. Crate co-founded in September 2009. Mr. Crate also serves as a chairman of the board of directors of Easterly Government Properties Inc., a NYSE listed company that is the successor entity to Easterly Partners, LLC, a firm he co-founded as a private real estate portfolio company of Easterly Capital, LLC. From 1998 to May 2011, Mr. Crate served as the chief financial officer of Affiliated Managers Group, Inc., a publicly traded asset management holding company. Mr. Crate was previously a managing director of the Financial Institutions Group of the Chase Manhattan Corporation based in London and New York, focusing exclusively on investment management firms. Mr. Crate’s board memberships presently include serving as a member of the executive committee of the board of trustees of Bates College, as the vice chairman of the Aircraft Owners and Pilots Association, a global organization supporting general aviation, as the treasurer of the International Yacht Restoration School and as a member of the board of directors of Ivenix, Inc., a medical device company. Mr. Crate is also on the advisory board of the Robert F. Kennedy Children’s Action Corps, an organization that advocates for children encumbered in the juvenile justice system. Mr. Crate earned his MBA from Columbia Business School and his BA from Bates College.

Avshalom Y. Kalichstein, 41, has been our Chief Executive Officer since May 2015. Since May 2014, Mr. Kalichstein has been a managing director at Easterly LLC, responsible primarily for originating and underwriting potential candidates for acquisition or investment, with a particular focus on financial services and related credit investments. Previously, in 2011, Mr. Kalichstein founded, and is the managing member of Solel Investment Group LLC, a privately-held company that jointly led the acquisition of over $900 million in specialty finance assets. Prior to forming Solel, Mr. Kalichstein was a managing director of J.C. Flowers & Co. from 2004 until 2011. While at J.C. Flowers & Co., Mr. Kalichstein was responsible for originating, monitoring, and disposing of financial services investments globally, with a focus on consumer and commercial finance, banking, and property/casualty insurance. From 2001 to 2004, Mr. Kalichstein led the corporate development group of Shinsei Bank in Tokyo, Japan. Mr. Kalichstein also led the capital structure team whose work culminated in Shinsei Bank’s initial public offering on the Tokyo Stock Exchange. Prior to his tenure at Shinsei Bank, Mr. Kalichstein previously worked as vice president, Finance and Corporate Development for SoftNet Systems, Inc. and as an associate with Capital Z Partners, a financial services-oriented private equity firm based in New York. Mr. Kalichstein began his career in the Financial Institutions Group at Goldman Sachs. Mr. Kalichstein earned his BA in Mathematics and Economics, magna cum laude, from Brown University.

Jurgen Lika, 32, has been our Chief Financial Officer since May 2015. Mr. Lika is the vice president of finance at Easterly LLC. Mr. Lika was a manager at PricewaterhouseCoopers LLP in the asset management industry, where he provided audit and non-audit services to financial services clients from 2005 until 2014. Mr. Lika’s experience at PricewaterhouseCoopers LLP includes audits of investment advisors and regulated and unregulated investment companies, including mutual funds, bank collective funds and investment partnerships. Mr. Lika earned his BA from Boston University. Mr. Lika is also a licensed CPA. Mr. Lika’s expertise lies in the areas of investment valuation and controls, especially as related to fund accounting and reporting.

James N. Hauslein, 56, has been a member of our Board of Directors since July 2015. Mr. Hauslein is currently Managing Director of Hauslein & Company, Inc., a private investment firm. He has been with Hauslein & Company, Inc. since 1990. Mr. Hauslein was involved in the acquisition of a controlling interest in Sunglass Hut International in June 1987 and subsequently led the buyout in 1991 and the initial public offering in 1993. Mr. Hauslein served as Executive Chairman of Sunglass Hut International from 1991 until 2001, and for part of his tenure was Chief Executive Officer of Sunglass Hut (May 1997 – January 1998 and January 2001 – April 2001). Under Mr. Hauslein’s leadership, Sunglass Hut grew in revenue from approximately $37 million in 1987 to approximately $680 million in fiscal 2000 prior to the sale to Luxottica Group SpA. At the time of the sale to the Luxottica Group, Sunglass Hut operated approximately 2,000 company-owned stores in North America, Europe, Asia and the Caribbean. While at Sunglass Hut, Mr. Hauslein presided over numerous add-on acquisitions in the United States and Australia as well as organic growth in North America, the Caribbean, and Europe and a joint venture in Singapore. Mr. Hauslein previously served on the Board of Directors of Freedom Acquisition Holdings Inc., GLG Partners, Inc., Liberty Acquisition Holdings Corp., and Elephant Capital plc. Mr. Hauslein served as Chairman and Chief Executive Officer of Atlas Acquisition Holdings Corp. from August 2007 until March 2010. Currently, Mr. Hauslein serves on the boards of Innovate Partners and NB Parent Company Inc. Mr. Hauslein is also a member of the Board of Directors of AOPA (Aircraft Owners & Pilots Association), a member of the Board of Directors of the Jamestown Foundation (Washington, DC), a Director of the American Swiss Foundation, and formerly a Trustee of the Pine School (Hobe Sound, FL). Mr. Hauslein received his MBA from Cornell University’s Johnson Graduate School of Management, and his Bachelor of Science in Chemical Engineering from Cornell University.

Freedom Acquisition Holdings Inc. (which completed a business combination with GLG Partners, Inc. in 2007 and GLG Partners, Inc. was subsequently sold to the Mann Group in 2010), Liberty Acquisition Holdings Corp. (which completed a business combination with Promotora de Informaciones S.A. in 2010), and Atlas Acquisition Holdings Corp. (which liquidated in 2010 and did not complete a business combination) were all special purpose acquisition companies where Mr. Hauslein previously held management or director positions as disclosed above. None of these companies changed its intentions from what each disclosed in its respective initial public offering prospectus. Mr. Hauslein is not currently a director or a member of management for any of these companies.

David W. Knowlton, 58, has been a member of our Board of Directors since July 2015. Mr. Knowlton is a Managing Partner at Three Ocean Partners LLC, a firm he founded in 2011, where he advises his clients on mergers and acquisitions as well as recapitalizations and restructurings. Prior to Three Ocean Partners LLC, Mr. Knowlton was a Managing Partner at Watch Hill Partners LLC, an investment banking firm which he launched in 2003 and sold to FBR Capital Markets in 2009. Mr. Knowlton continued to work at FBR Capital Markets as Vice Chairman of Investment Banking and Head of the Corporate Advisory practice until 2010. Watch Hill Partners advised on over $30 billion in assignments and made several merchant banking investments. From December 1996 until March 1999, Mr. Knowlton established and ran Gleacher & Company’s financial sponsor efforts, as Managing Director of North American Investment Banking and Head of Acquisition Finance for NatWest Markets, the U.S. M&A and merchant banking arm of NatWest. He began his career with an internship with the Joint Economic Committee in Washington, DC, and then joined Manufacturers Hanover Trust Company in 1980. He held a number of positions in multinational client management and oil and gas industry lending before joining MHT's Acquisition Finance Group in 1985. After the mergers with both Chemical Bank and Chase Manhattan Bank, Mr. Knowlton continued his position as Managing Director in Acquisition Finance.

Thomas W. Purcell, 45, has been a member of our Board of Directors since July 2015. Mr. Purcell is currently establishing his family office, Lake Trail Capital, which will invest in public securities as well as private businesses. Mr. Purcell was a Portfolio Manager at Viking Global Investors from 2003 until 2014, where he was responsible for managing a team of analysts and a diversified portfolio with a primary focus in financial services as well as business devices, energy and other industries. While at Viking Mr. Purcell served as the firm’s Co-Chief Investment Officer from 2012 until June 2014, as a member of the Management Committee from 2005 until March 2015 and as a member of the Executive Committee from July 2007 until March 2015. From October 1999 until becoming a Portfolio Manager in 2003, Mr. Purcell was responsible for researching investment ideas in financial service companies. From May 1998 until September 1999, Mr. Purcell worked for Tiger Management on a full time and consulting basis where he was responsible for researching investment ideas among chemical, paper, general industrial companies and Japanese banks. From 1995 until 1997, Mr. Purcell worked for ING Equity Partners as an associate responsible for identifying, researching and executing private equity investments. From 1993 until 1995, Mr. Purcell worked in Mergers and Acquisitions at Salomon Brothers Inc. Mr. Purcell is a graduate of Harvard Business School, where he was a Baker Scholar, and of Georgetown University.

Number and Terms of Office of Officers and Directors

Our amended and restated certificate of incorporation and bylaws provide that our directors shall be elected by a plurality of the votes cast at an annual meeting of stockholders and shall hold office until the second annual meeting following his or her election and until his or her successor shall be elected and shall qualify, subject, however, to prior death, resignation, retirement, disqualification or removal from office. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.

Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chief Executive Officer, a President, a Chief Financial Officer, Vice Presidents, Secretaries, Assistant Secretaries, a Treasurer and other such offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Our audit committee and our compensation committee are each composed solely of independent directors.

Audit Committee

The rules of Nasdaq and Section 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. We have established an audit committee of the board of directors, which consists of Messrs. Hauslein, Knowlton and Purcell, all of whom meet the independent director standard under Nasdaq’s listing standards and under Rule 10A-3(b)(1) of the Exchange Act. Mr. Hauslein serves as chairman of our audit committee.

Responsibilities of the audit committee include:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
•	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
•	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;
•	setting clear hiring policies for employees or former employees of the independent auditors;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
•	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
•	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors, which consists of Messrs. Hauslein, Knowlton and Purcell, each of whom meets the independent director standard under Nasdaq’s listing standards and under Rule 10A-3(b)(1) of the Exchange Act. Mr. Knowlton serves as chairman of our compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer’s based on such evaluation;
•	reviewing and approving the compensation of all of our other executive officers;
•	reviewing our executive compensation policies and plans;
•	implementing and administering our incentive compensation equity-based remuneration plans;
•	assisting management in complying with our proxy statement and annual report disclosure requirements;
•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
•	producing a report on executive compensation to be included in our annual proxy statement; and
•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who shall participate in the consideration and recommendation of director nominees are Messrs. Hauslein, Knowlton and Purcell. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Act of 1934, our directors and executive officers, and any persons holding 10% or more of its common stock, are required to report their beneficial ownership and any changes therein to the SEC and us. Specific due dates for those reports have been established, and we are required to report herein any failure to file such reports by those due dates. Based on a review of forms furnished to us during our most recent fiscal year, a Form 5 was not timely filed on behalf of Thomas Purcell, a director of the Company, to report a transfer of his shares of common stock to an affiliated entity of Mr. Purcell. This omission was remedied with a Form 5 filing on March 17, 2016 for Mr. Purcell. Other than the foregoing, based on our review of Forms 3, 4 and 5 filed by such persons, we believe that during the fiscal year ended December 31, 2015 all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We previously filed a copy of our form of Code of Ethics and our audit committee charter on June 12, 2015 as exhibits to our registration statement. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K. See “Where You Can Find Additional Information.”

Conflicts of Interest

Each of our executive officers and directors do not currently, but may, in the future, have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is required to present a business combination opportunity to such entity. Accordingly, if any of our executive officers becomes aware of a business combination opportunity which is suitable for an entity to which he has then-current fiduciary or contractual obligations, he will honor his fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that any fiduciary duties or contractual obligations of our executive officers that may arise in the future would materially undermine our ability to complete our initial business combination.

Our sponsor, executive officers and directors may become involved with subsequent blank check companies similar to our company, although they have agreed not to participate in the formation of, or become an officer or director of, any other blank check company until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 24 months after the closing of the IPO. Potential investors should also be aware of the following other potential conflicts of interest:

•	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.
•	In the course of their other business activities, our officers and directors may become aware of acquisition and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•	Our initial stockholders have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the consummation of our initial business combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our initial business combination within 24 months after the closing of the IPO. If we do not complete our initial business combination within such applicable time period the proceeds of the sale of the private placement warrants will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. Our initial stockholders have agreed not to transfer, assign or sell any of their founder shares (except to certain permitted transferees) until one year after the date of the consummation of our initial business combination or earlier if subsequent to our initial business combination, (i) the last sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (ii) we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the private placement warrants and the common stock underlying such warrants, will not be transferable, assignable or salable by our sponsor until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own common stock and warrants following our IPO, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.
•	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;
•	the opportunity is within the corporation’s line of business; and
•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have. We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or an accounting firm that such an initial business combination is fair to our company from a financial point of view.

In the event that we submit our initial business combination to our public stockholders for a vote, our initial stockholders have agreed to vote their founder shares and any public shares purchased during or after the offering in favor of our initial business combination and our officers and directors have also agreed to vote any public shares purchased during or after the offering in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us for breaches of their fiduciary duty as directors, except to the extent such exemption from liability or limitation thereof is not permitted by the DGCL.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to maintain insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

ITEM 11.	EXECUTIVE COMPENSATION

None of our executive officers or directors have received any cash (or non-cash) compensation for services rendered to us. Commencing on July 29, 2015 through the earlier of consummation of our initial business combination and our liquidation, we have and will continue to pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. Other than the described fee, no cash compensation, including finder’s and consulting fees, will be paid to our sponsor, executive officers and directors, or any of their respective affiliates prior to or in connection with our initial business combination. However, our sponsor, executive officers and directors, and their respective affiliates have been and will continue to be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination.

It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive and director compensation. Any compensation to be paid to our officers will be determined by a compensation committee constituted solely by independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth certain information available to us as of March 29, 2016, with respect to shares of our common stock held by (i) our named executive officers, (ii) each of our directors, (iii) each stockholder who is known to us to be the beneficial owner of more than 5% of our issued and outstanding common stock based on statements filed with the SEC pursuant to Section 13(d) or 13(g) of the Exchange Act, and (iv) all of our current directors and executive officers as a group.

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our executive officers and directors that beneficially owns shares of our common stock; and
•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of March 29, 2016.

Beneficial Ownership of Common Stock

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percent of Class
Easterly Acquisition Sponsor, LLC	4,928,000	19.9%

Alyeska Investment Group, L.P.(2)
Alyeska Investment Group, LLC(2)
Alyeska Fund 2 GP, LLC(2)
Anand Parekh(2)	2,285,123	9.1%

Fir Tree Inc.(3)	1,850,000	7.4%

TD Asset Management Inc. (4)
TDAM USA Inc.(4)	1,769,600	7.1%

Birch Grove Credit Strategies Master Fund LP(5)
Birch Grove Capital LP(5)
Birch Grove Capital Management LLC(5)
Birch Grove Advisors LLC(5)
Jonathan I. Berger(5)	1,419,618	5.7%

AQR Capital Management, LLC(6)	1,350,000	5.4%

Polar Asset Management Partners Inc.(7)	1,276,385	5.1%

David Cody(8)	4,928,000	19.9%
Darrell Crate(8)	4,928,000	19.9%
Avshalom Kalichstein(8)	4,928,000	19.9%
James N. Hauslein	24,000	*
David W. Knowlton	24,000	*
Thomas W. Purcell(9)	24,000	*
Jurgen Lika	0	—
All directors and executive officers as a group (7 individuals)	5,000,000	20.0%

* Less than one percent.

(1)

This table is based on 25,000,000 shares of our common stock outstanding as of March 29, 2016. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed above has sole voting and investment power with respect to such shares. Unless otherwise indicated, the business address of each of the directors and executive officers in this table is 375 Park Avenue, 21st Floor, New York, NY 10152. The table does not reflect record or beneficial ownership of the 6,750,000 private placement warrants as these warrants are not exercisable within 60 days of March 29, 2016.

(2)	According to a Schedule 13G filed with the SEC on February 16, 2016 on behalf of Alyeska Investment Group, L.P., Alyeska Investment Group, LLC, Alyeska Fund 2 GP, LLC, and Anand Parekh. The business address of these stockholders is 77 West Wacker Drive, 7th Floor, Chicago, IL 60601.
(3)	According to a Schedule 13G filed with the SEC on February 16, 2016 on behalf of Fir Tree Inc. (“Fir Tree”). Represents common stock purchased by certain private-pooled investment vehicles for which Fir Tree serves as the investment manager. Fir Tree is the investment manager of such private-pooled investment vehicles and has been granted investment discretion over portfolio investments. The business address of this stockholder is 505 Fifth Avenue, 23rd Floor, New York, New York 10017.
(4)	According to a Schedule 13G filed with the SEC on February 11, 2016 on behalf of TD Asset Management Inc. (“TDAM”) and TDAM USA Inc. (“TDAM-UDA”). TDAM individually beneficially owns 1,766,600 shares of common stock and TDAM-USA individually beneficially owns 3,000 shares of common stock. The business address of these stockholders is Canada Trust Tower, BCE Place, 161 Bay Street, 35th Floor, Toronto, Ontario, M5J 2T2.
(5)	According to a Schedule 13G/A filed with the SEC on February 16, 2016 on behalf of Birch Grove Credit Strategies Master Fund LP (the “Master Fund”), Birch Grove Capital LP (“Birch Grove”), a registered investment adviser that serves as the investment manager for the Master Fund and other managed accounts, Birch Grove Capital Management LLC, the general partner of Birch Grove, Birch Grove Advisors LLC, the general partner of the Master Fund, and Jonathan I. Berger. The business address of these stockholders is 660 Madison Avenue, 15th Floor, New York, NY 10065.
(6)	According to a Schedule 13G filed with the SEC on February 17, 2016 on behalf of AQR Capital Management, LLC and AQR Capital Management Holdings, LLC. AQR Capital Management, LLC is a wholly owned subsidiary of AQR Capital Management Holdings, LLC. The business address of these stockholders is Two Greenwich Plaza, Greenwich, CT 06830.
(7)	According to a Schedule 13G filed with the SEC on February 16, 2016 on behalf of Polar Asset Management Partners Inc. Polar Asset Management Partners Inc. serves as the investment manager to Polar Multi Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”), with respect to the shares of common stock directly held by PMSMF. The business address of this stockholder is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.
(8)	David Cody, Darrell Crate and Avshalom Kalichstein may be deemed to beneficially own shares held by our sponsor by virtue of their shared control of our sponsor. Mr. Cody, Mr. Crate and Mr. Kalichstein together have sole voting and investment power over the shares held by our sponsor.
(9)

Shares are held by Lake Trail Illiquid Investments LLC. Mr. Purcell holds shared voting and investment power over the shares held by Lake Trail Illiquid Investments LLC and disclaims beneficial ownership of the shares except to the extent of his pecuniary interest therein.

Transfers of Founder Shares and Private Placement Warrants

The founder shares, private placement warrants, any warrants issued upon conversion of the convertible promissory note and any shares of common stock issued upon exercise of the private placement warrants or warrants issued upon conversion of the convertible promissory note are each subject to transfer restrictions pursuant to lock-up provisions in the letter agreements with us entered into by our initial stockholders. Those lock-up provisions provide that such securities are not transferable or salable (i) in the case of the founder shares (except to certain permitted transferees) until one year after the date of the consummation of our initial business combination unless either (a) the last sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (b) we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property, and (ii) in the case of the private placement warrants and the common stock underlying such warrants, until 30 days after the completion of our initial business combination, except in each case (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members of our sponsor, or any affiliates of our sponsor; (b) in the case of an individual, by gift to a member of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of a business combination at prices no greater than the price at which the shares were originally purchased; (f) by virtue of the laws of Delaware or our sponsor’s limited liability company agreement upon dissolution of our sponsor; and (g) in the event we liquidate prior to the completion of our initial business combination; provided, however, that in the case of clauses (a) through (f) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions as well as the other restrictions contained in the letter agreement.

Registration Rights

The holders of the founder shares, private placement warrants, warrants issued upon conversion of the convertible promissory note, and any privately placed shares have registration rights to require us to register a sale of any of our securities held by them pursuant to a registration rights agreement. These holders are entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders have “piggy-back” registration rights to include such securities in other registration statements filed by us and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the founder shares (except to certain permitted transferees), one year after the date of the consummation of our initial business combination or earlier if subsequent to our initial business combination (a) the last sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (b) we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property, and (ii) in the case of the private placement warrants and the common stock underlying such warrants, 30 days after the completion of our initial business combination. We will bear the costs and expenses of filing any such registration statements.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

On May 4, 2015, our sponsor purchased an aggregate of 4,312,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.006 per share. On July 29, 2015, our board of directors effected a stock dividend of 0.2 shares for each outstanding share of our common stock, resulting in 5,175,000 founder shares outstanding. On July 29, 2015, the underwriters exercised part of their over-allotment option resulting in 20,000,000 units issued as a result of the IPO. As a result of the expiration of the underwriters’ option to exercise the remaining portion of the over-allotment, our initial stockholders forfeited an aggregate of 175,000 founder shares. The sponsor, our independent directors and their permitted transferees own 20% of our issued and outstanding shares. The founder’s shares are identical to the shares of common stock included in the units sold in the IPO. However, the holders have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any shares in connection with a stockholder vote to approve a proposed initial business combination.

The sponsor purchased from us an aggregate of 6,750,000 private placement warrants, each exercisable to purchase one share of our common stock at $11.50 per share, at a price of $1.00 per private placement warrant ($6,750,000 in the aggregate) in a private placement that occurred simultaneously with our IPO. The private placement warrants are identical to the warrants sold as part of the units in our IPO except that, so long as they are held by our sponsor or its permitted transferees, (i) they will not be redeemable by us, (ii) they (including the common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the sponsor until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our executive officers and directors do not currently, but may, in the future, have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

On July 29, 2015, we entered into an Administrative Services Agreement with an affiliate of our sponsor, pursuant to which we pay a total of $10,000 per month for office space, utilities, secretarial support and administrative services to such affiliate. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 24 months, an affiliate of our sponsor will be paid a total of $240,000 ($10,000 per month) for office space, utilities, secretarial support and administrative services and will be entitled to be reimbursed for any out-of-pocket expenses.

Our sponsor, executive officers and directors, or their respective affiliates, have been and will continue to be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews, on a quarterly basis, all payments that were made to our sponsor, officers, directors or our or their affiliates and determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Prior to our IPO, our sponsor provided an aggregate of $100,000 to us under an unsecured promissory note to be used for a portion of the expenses of our IPO. This was non-interest bearing, unsecured and was repaid upon the closing of our initial public offering. For the period from April 29, 2015 (inception) through December 31, 2015, an affiliate of the sponsor advanced an aggregate of $46,037 directly to the Company’s service providers for offering costs. This was non-interest bearing, unsecured and was repaid during the year. At December 31, 2015, the Sponsor has a payable to an affiliate of the Sponsor for $18,067 which relates to operating expenses incurred by the Company and paid by the affiliate of the Sponsor directly to the service providers. These advances are non-interest bearing, unsecured and due on demand.

On March 17, 2016, we issued a convertible promissory note to our sponsor that provides for our sponsor to loan us up to $1,000,000 for ongoing expenses. On March 17, 2016, we borrowed $15,000 pursuant to the convertible promissory note. Our sponsor is not obligated to loan us additional amounts pursuant to the convertible promissory note. The convertible promissory note is interest bearing at 5% per annum and is due and payable on August 4, 2017. At the option of our sponsor, any amounts outstanding under the convertible note may be converted into warrants to purchase shares of common stock at any time on or prior to the maturity date at a conversion price of $1.00 per warrant. Each warrant will entitle our sponsor to purchase one share of our common stock at an exercise price of $11.50 per share. Each warrant will contain other terms identical to the terms contained in the private placement warrants.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor, an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us additional funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,000,000 of such loans, inclusive of any loans under the March 17, 2016 convertible promissory note, may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor. We do not expect to seek loans from parties other than our sponsor, an affiliate of our sponsor or certain of our officers and directors as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive and director compensation. Any compensation to be paid to our officers will be determined by a compensation committee constituted solely by independent directors.

The holders of the founder shares and private placement warrants and any privately placed shares have registration rights to require us to register a sale of any of our securities held by them pursuant to a registration rights agreement. These holders are entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders have “piggy-back” registration rights to include such securities in other registration statements filed by us and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the founder shares (except to certain permitted transferees), one year after the date of the consummation of our initial business combination or earlier if subsequent to our initial business combination (a) the last sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (b) we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property, and (ii) in the case of the private placement warrants and the common stock underlying such warrants, 30 days after the completion of our initial business combination. We will bear the costs and expenses of filing any such registration statements.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Hauslein, Knowlton and Purcell are “independent directors” as defined in Rule 10A-3 of the Exchange Act and the rules of the Nasdaq. Our independent directors have regularly scheduled meetings at which only independent directors are present.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Marcum LLP acted as our independent registered public accounting firm during the period ended December 31, 2015. The following is a summary of fees incurred for services rendered by Marcum LLP.

Audit Fees

During the period ended December 31, 2015, professional fees for our independent registered public accounting firm were $85,010 for the audit of our financial statements dated May 4, 2015 and filed with our Registration Statement on Form S-1, the Current Report on Form 8-K filed in connection with the closing of our IPO, the review of the financial information included in our Quarterly Reports on Form 10-Q and the audit of the financial statements as of December 31, 2015 and for the period from April 29, 2015 (inception) through December 31, 2015 that are included within and made part of this Report.

Audit-Related Fees

We did not receive audit-related services that are not reported as audit fees for the period ended December 31, 2015.

Tax Fees

We have engaged Marcum LLP to perform tax compliance services for the Company’s period ended December 31, 2015. The fees associated with these services are expected to be $2,000 and will be recorded as an expense during the quarter ending March 31, 2016.

All Other Fees

During the period ended December 31, 2015, there were no services provided and no fees billed for services provided by our independent registered public accounting firm other than those set forth above.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

(1)        Financial Statements: Reference is made to the Index to Financial Statements of the Company under Item 8 of Part II.

(2)        Financial Statement Schedule: All financial statement schedules are omitted because they are not applicable or the amounts are immaterial, not required, or the required information is presented in the financial statements and notes thereto in Item 8 of Part II above.

(3)        Exhibits:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Company on August 10, 2015).
3.2	Bylaws (incorporated by reference to Exhibit 3.3 filed with the Form S-1 filed by the Company on May 8, 2015).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Form S-1/A filed by the Company on June 12, 2015).
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S-1/A filed by the Company on June 12, 2015).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with the Form S-1/A filed by the Company on June 12, 2015).
4.4	Warrant Agreement, dated July 29, 2015, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 filed with the Form 8-K filed by the Company on August 10, 2015)
10.1	Promissory Note, dated May 4, 2015 issued to Easterly Acquisition Sponsor, LLC (incorporated by reference to Exhibit 10.1 filed with the Form S-1 filed by the Company on May 8, 2015 ).
10.2	Investment Management Trust Agreement, dated July 29, 2015, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Company on August 10, 2015).
10.3	Registration Rights Agreement, dated July 29, 2015, between the Company and certain security holders (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Company on August 10, 2015).
10.4	Securities Subscription Agreement, dated May 4, 2015, between the Company and Easterly Acquisition Sponsor, LLC (incorporated by reference to Exhibit 10.7 filed with the Form S-1 filed by the Company on May 8, 2015).
10.5	Sponsor Warrants Purchase Agreement, dated July 29, 2015, between the Company and Easterly Acquisition Sponsor, LLC (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Company on August 10, 2015).
10.6	Indemnity Agreement, dated August 4, 2015, between the Company and Avshalom Kalichstein (incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed by the Company on August 10, 2015).
10.7	Indemnity Agreement, dated August 4, 2015, between the Company and Darrell Crate (incorporated by reference to Exhibit 10.5 filed with the Form 8-K filed by the Company on August 10, 2015).
10.8	Indemnity Agreement, dated August 4, 2015, between the Company and Jurgen Lika (incorporated by reference to Exhibit 10.6 filed with the Form 8-K filed by the Company on August 10, 2015).
10.9	Indemnity Agreement, dated August 4, 2015, between the Company and James Hauslein (incorporated by reference to Exhibit 10.7 filed with the Form 8-K filed by the Company on August 10, 2015).

10.10	Indemnity Agreement, dated August 4, 2015, between the Company and David Knowlton (incorporated by reference to Exhibit 10.8 filed with the Form 8-K filed by the Company on August 10, 2015).
10.11	Indemnity Agreement, dated August 4, 2015, between the Company and Thomas Purcell (incorporated by reference to Exhibit 10.9 filed with the Form 8-K filed by the Company on August 10, 2015).
10.12	Administrative Services Agreement, dated July 29, 2015, by and between the Company and an affiliate of Easterly Acquisition Sponsor, LLC (incorporated by reference to Exhibit 10.10 filed with the Form 8-K filed by the Company on August 10, 2015).
10.13	Insider Letter, dated July 29, 2015, among the Company, and its officers, its directors, and Easterly Acquisition Sponsor, LLC (incorporated by reference to Exhibit 10.11 filed with the Form 8-K filed by the Company on August 10, 2015).
10.14*	Convertible Promissory Note, dated March 17, 2016, issued to Easterly Acquisition Sponsor, LLC.
14	Form of Code of Ethics (incorporated by reference to Exhibit 14 filed with the Form S-1/A filed by the Company on June 12, 2015).
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

**The certifications attached as Exhibits 32.1 and 32.2 that accompany this Report, are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Easterly Acquisition Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Report irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERLY ACQUISITION CORP.

Date: March 30, 2016	/s/ Avshalom Kalichstein
	Name:	Avshalom Kalichstein
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: March 30, 2016	/s/ Jurgen Lika
	Name:	Jurgen Lika
	Title:	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2016	/s/ Darrell Crate
	Name:	Darrell Crate
	Title:	Chairman

Date: March 30, 2016	/s/ James Hauslein
	Name:	James Hauslein
	Title:	Director

Date: March 30, 2016	/s/ David Knowlton
	Name:	David Knowlton
	Title:	Director

Date: March 30, 2016	/s/ Thomas Purcell
	Name:	Thomas Purcell
	Title:	Director