Form 10-Q
period 2016-03-31
Easterly Acquisition Corp.
filed 2016-05-16
CIK 1641197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

 Commission File Number: 001-37522

EASTERLY ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	47-3864814
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification Number)
or organization)

375 Park Avenue
21st Floor
New York, NY	10152
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 712-8300

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

As of May 13, 2016, there were 25,000,000 shares of Company’s common stock issued and outstanding.

EASTERLY ACQUISITION CORP.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Easterly Acquisition Corp.

Condensed Balance Sheets

	March 31, 2016	December 31, 2015
	Unaudited
ASSETS
Current assets
Cash	$11,309	$272,666
Prepaid expenses	97,825	96,506
Other receivables	69,464	69,464
Total current assets	178,598	438,636
Cash held in Trust Account - restricted	200,079,361	200,009,918
Total assets	$200,257,959	$200,448,554

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$217,240	$266,916
Due to affiliate	23,822	18,067
Total current liabilities	241,062	284,983
Convertible note – due to Sponsor	15,000	-
Deferred underwriting fee	7,000,000	7,000,000
Total liabilities	7,256,062	7,284,983
Commitments
Common stock, subject to possible redemption or tender, 18,792,732 and 18,816,357 shares at redemption value at March 31, 2016 and December 31, 2015, respectively	188,001,896	188,163,570
Stockholders' equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued and outstanding
Common stock, $.0001 par value; 100,000,000 shares authorized; 6,207,268 and 6,183,643 shares issued and outstanding (excludes 18,792,732 and 18,816,357 shares subject to possible redemption) at March 31, 2016 and December 31, 2015, respectively	621	618
Additional paid-in capital	6,255,338	6,093,667
Accumulated deficit	(1,255,958)	(1,094,284)
Total stockholders' equity	5,000,001	5,000,001
Total liabilities and stockholders' equity	$200,257,959	$200,448,554

The Accompanying Notes are an Integral Part of these Financial Statements.

F-1

Easterly Acquisition Corp.

Condensed Statement of Operations

(Unaudited)

Three Months Ended March 31, 2016

Operating costs	$(184,163)
State franchise taxes	(46,954)
Loss from operations	(231,117)
Other income - interest income	69,443
Net loss	$(161,674)

Weighted average number of common shares outstanding, basic and diluted	6,183,643

Basic and diluted net loss per share	$(0.03)

The Accompanying Notes are an Integral Part of these Financial Statements.

 Easterly Acquisition Corp.

Condensed Statement of Cash Flows

(Unaudited)

Three Months Ended March 31, 2016
Cash flows from operating activities:
Net loss	$(161,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest on cash held in Trust Account	(69,443)
Changes in operating assets and liabilities:
Prepaid expenses	(1,319)
Accounts payable and accrued expenses	(49,676)
Due to affiliate	5,755
Net cash used in operating activities	(276,357)

Cash flows from financing activities:
Proceeds of convertible note received from Sponsor	15,000
Net cash provided by financing activities	15,000

Increase in cash and cash equivalents	(261,357)
Cash and cash equivalents at beginning of period	272,666
Cash and cash equivalents at end of period	$11,309

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

As of March 31, 2016, the Company has neither commenced operations nor generated any revenues to date. All activity through March 31, 2016 relates to the Company’s formation, initial public offering and identifying a target company for a Business Combination.

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

In order to protect the amounts held in the Trust Account, three managing directors of Easterly LLC, an affiliate of the Company and the Sponsor (the “Managing Directors”), agreed pursuant to a written agreement executed on July 29, 2015, jointly and severally, that they will be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then the Managing Directors will not be responsible to the extent of any liability for such third-party claims.

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

Shares of common stock subject to redemption or tender are recorded at redemption amount and classified as temporary equity, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.” At March 31, 2016, the amount in the Trust Account is approximately $10.00 per share of common stock sold in the Public Offering ($200,079,361 held in the Trust Account divided by 20,000,000 of Public Shares).

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

Going Concern Considerations

The Company presently has no revenue, has had losses since inception and has no operations other than the active identification of a target business with which to complete its Business Combination. As of March 31, 2016, the Company had cash of $11,309 held outside the trust account and $200,079,361 cash held in trust, including interest.

The Company will have available the $11,309 of proceeds held outside the trust account (as of March 31, 2016) to fund its working capital needs and to continue to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination. The Company will also have available any interest earned on the funds held in the trust account to pay franchise and income taxes.

At March 31, 2016 the Company has a working capital deficit of $62,464 (total current assets minus total current liabilities) and it expects to continue incurring expenses related to professional services including, but not limited to, engaging legal counsel, consultants, advisors and accountants, as well as other operating expenses such as insurance and fees under the Administrative Services Agreement.

If the proceeds held outside the Trust Account are insufficient for the Company’s working capital needs and operations in connection with the completion of an initial Business Combination, the Company may need to raise additional capital through additional loans from the Sponsor under the March 17, 2016 convertible promissory note issued to the Sponsor or additional investments from its Sponsor, an affiliate of its Sponsor or certain of the Company’s officers and directors. None of the Company’s Sponsor, affiliate of the Sponsor, officers or directors are under any obligation to loan the Company funds. The uncertainty regarding the lack of resources to pay the above noted expenses raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue operations.

2.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The interim results for the period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other period. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s annual report filed with the Securities and Exchange Commission on March 30, 2016.

Net Loss per Share of Common Stock

The Company complies with accounting and disclosure requirements of Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Shares of common stock subject to possible redemption at March 31, 2016 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. At March 31, 2016 the Company had outstanding warrants to purchase 16,750,000 shares of common stock. The weighted average of these shares was excluded from the calculation of diluted loss per share of common stock since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet. The Trust Account assets are held in cash as of March 31, 2016.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which exceeds the Federal depository insurance coverage of $250,000. At March 31, 2016, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2016, a full valuation allowance has been established against the deferred tax asset.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no uncertain tax benefits as of March 31, 2016. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The income tax provision was deemed to be immaterial as of March 31, 2016.

Franchise Taxes

The Company is incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants (except as described herein with respect to the Private Placement Warrants discussed in Note 4) (i) in whole and not in part, (ii) at a price of $0.01 per warrant; (iii) upon a minimum of 30 days’ prior written notice of redemption; and (iv) if, and only if, the last sale price of the common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company send the notice of redemption to the Public Warrant holders.

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

The Founder Shares are identical to the common stock included in the Units sold in the Public Offering except that (1) the Founder Shares are subject to certain restrictions, as described in more detail below, and (2) the initial stockholders have agreed (i) to waive their redemption rights with respect to their Founder Shares in connection with the completion of the initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete its initial Business Combination within 24 months from the closing of the Public Offering (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete its Business Combination within the prescribed time frame). If the Company submits its initial Business Combination to the public stockholders for a vote, the initial stockholders have agreed to vote their Founder Shares and any Public Shares purchased during or after the Public Offering in favor of the initial Business Combination.

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

Administrative Service Agreement

The Company entered into an agreement to pay an affiliate of our Sponsor, Easterly Capital, LLC, a total of $10,000 per month starting on July 29, 2015 and continuing until the earlier of the Company’s initial Business Combination or liquidation for office space, utilities, secretarial support and administrative services. This arrangement was agreed to for the Company’s benefit and is not intended to provide the Sponsor compensation in lieu of salary or other remuneration. For the three months ended March 31, 2016, the Company incurred and paid Easterly Capital, LLC $30,000 under the Administrative Service Agreement.

Related Party Advances

During the period ending December 31, 2015, an affiliate of the Sponsor advanced an aggregate of $46,037 directly to the Company’s service providers for offering costs. This was non-interest bearing, unsecured and was repaid prior to the end of the year. At March 31, 2016 the Sponsor has a payable to an affiliate of the Sponsor for $23,822 which relates to operating expenses incurred by the Company and paid by the affiliate of the Sponsor directly to service providers. These advances are non-interest bearing, unsecured and due on demand.

Sponsor Loans

On March 17, 2016, the Company issued a convertible promissory note to the Sponsor that provides for the Sponsor to loan the Company up to $1,000,000 for ongoing expenses. On March 17, 2016, the Company borrowed $15,000 pursuant to the convertible promissory note. The Sponsor is not obligated to loan the Company additional amounts pursuant to the convertible promissory note. The convertible promissory note is interest bearing at 5% per annum and is due and payable on August 4, 2017. At the option of the Sponsor, any amounts outstanding under the convertible promissory note may be converted into warrants to purchase shares of common stock at any time on or prior to the maturity date at a conversion price of $1.00 per warrant. Each warrant will entitle the Sponsor to purchase one share of common stock at an exercise price of $11.50 per share. Each warrant will contain other terms identical to the terms contained in the Private Placement Warrants. As of March 31, 2016, the outstanding balance of this convertible promissory note is $15,000.

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

The Company is authorized to issue up to 100,000,000 shares of common stock with a par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At March 31, 2016, there were 6,207,268 shares of common stock issued and outstanding (excluding 18,792,732 shares of common stock subject to possible redemption).

The Company is authorized to issue up to 1,000,000 shares of preferred stock with a par value $0.0001 per share. At March 31, 2016 there were no shares of preferred stock issued and outstanding.

7.	Subsequent Events

Management of the Company evaluated events that have occurred after the balance sheet date of March 31, 2016, through the date the condensed financial statements were issued. Management did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Overview

We are a blank check company incorporated on April 29, 2015 as a Delaware corporation formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering, the sale of warrants in a private placement that occurred simultaneously with the consummation of our initial public offering, our shares, debt or a combination of these as the consideration to be paid in our initial business combination.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

For the three months ended March 31, 2016, we had a net loss of $161,674 which consists of general and administrative expenses and operating costs offset by interest income generated from the trust account. The interest income generated from trust account is $69,443. General and administrative and operating expenses are $184,163. The Company was incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware. State Franchise tax for the three months ended March 31, 2016 were accrued in the amount of $46,954.

Liquidity and Capital Resources

Prior to our initial public offering, on May 4, 2015, our sponsor purchased an aggregate of 4,312,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.006 per share. On July 29, 2015, our board of directors effected a stock dividend of 0.2 shares for each outstanding share of common stock, resulting in 5,175,000 founder shares outstanding. On July 29, 2015, the underwriters exercised part of their over-allotment option resulting in 20,000,000 units issued as a result of our initial public offering at a price of $10.00 per unit generating gross proceeds of $200,000,000 before underwriting discounts and expenses. As a result of the expiration of the underwriters’ option to exercise the remaining portion of the over-allotment, our initial stockholders forfeited an aggregate of 175,000 founder shares. The sponsor, our independent directors and their permitted transferees own 20% of our issued and outstanding shares. The sponsor purchased from us an aggregate of 6,750,000 private placement warrants, each exercisable to purchase one share of our common stock at $11.50 per share, at a price of $1.00 per private placement warrant in a private placement that occurred simultaneously with our initial public offering generating proceeds, before expenses, of $6,750,000. We received net proceeds from the IPO and the sale of the private placement warrants of approximately $201,750,000, net of the non-deferred portion of the underwriting commissions of $5,000,000. The amount of proceeds not deposited in the trust account were $1,750,000 at closing of the IPO and such proceeds, together with $25,000 from the sale of common stock to our sponsor, were used to pay $517,145 for costs and expenses related to the IPO and $2,910 for formation, general and administrative expenses. In addition, interest income on the funds held in the trust account may be released to us to pay our franchise and income tax obligations. For a description of the proceeds generated in our initial public offering and a discussion of the use of such proceeds, we refer you to Notes 3 and 4 of the financial statements included in Item 1 of this Report.

We presently have no revenue, have had losses since inception and have no operations other than the active identification of a target business with which to complete an initial business combination. As of March 31, 2016, we have cash of $11,309 held outside the trust account and $200,079,361 cash held in the trust account, including interest.

We will have available to us the $11,309 of cash held outside the trust account (as of March 31, 2016) to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination. We will also have available to us interest earned on the funds held in our trust account to pay franchise and income taxes.

At March 31, 2016 the Company has a working capital deficit of $62,464 (total current assets minus total current liabilities). We expect to continue incurring expenses related to professional services including, but not limited to, engaging legal counsel, consultants, advisors and accountants, as well as other operating expenses such as insurance and fees under the Administrative Services Agreement.

On March 17, 2016, we issued a convertible promissory note to our sponsor that provides for our sponsor to loan us up to $1,000,000 for ongoing expenses. On March 17, 2016, we borrowed $15,000 pursuant to the convertible promissory note. Our sponsor is not obligated to loan us additional amounts pursuant to the convertible promissory note. The convertible promissory note is interest bearing at 5% per annum and is due and payable on August 4, 2017. At the option of our sponsor, any amounts outstanding under the convertible promissory note may be converted into warrants to purchase shares of common stock at any time on or prior to the maturity date at a conversion price of $1.00 per warrant. Each warrant will entitle our sponsor to purchase one share of our common stock at an exercise price of $11.50 per share. Each warrant will contain other terms identical to the terms contained in the private placement warrants.

If the funds available to us outside of our trust account are insufficient to fund our ongoing expenses, we may need to raise additional capital through additional loans from our sponsor under the March 17, 2016 convertible promissory note or additional investments from our sponsor, an affiliate of our sponsor or certain of our officers and directors. None of our sponsor, any affiliate of our sponsor, or our officers and directors are under any obligation to loan us funds. The uncertainty regarding the lack of resources to pay the above noted expenses raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be unable to continue operations.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as critical accounting policies:

Redeemable common stock

We account for our common stock subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2016, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Recent accounting pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. As of March 31, 2016, approximately $193,079,361 (excluding approximately $7,000,000 of deferred underwriting discounts) was held in trust for the purposes of consummating an initial business combination. The proceeds held in the trust account (including the deferred underwriting discounts) are held in cash.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 17, 2016, we issued a convertible promissory note to our sponsor that provides for our sponsor to loan us up to $1,000,000 for ongoing expenses. On March 17, 2016, we borrowed $15,000 pursuant to the convertible promissory note. Our sponsor is not obligated to loan us additional amounts pursuant to the convertible promissory note. The convertible promissory note is interest bearing at 5% per annum and is due and payable on August 4, 2017. At the option of our sponsor, any amounts outstanding under the convertible promissory note may be converted into warrants to purchase shares of our common stock at any time on or prior to the maturity date at a conversion price of $1.00 per warrant. Each warrant will entitle our sponsor to purchase one share of common stock at an exercise price of $11.50 per share. Each warrant will contain other terms identical to the terms contained in the private placement warrants. As of March 31, 2016, the outstanding balance of this convertible promissory note is $15,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Company on August 10, 2015).
3.2	Bylaws (incorporated by reference to Exhibit 3.3 filed with the Form S-1 filed by the Company on May 7, 2015).
4.1	Warrant Agreement (incorporated by reference to Exhibit 4.1 filed with the Form 8-K filed by the Company on August 10, 2015).
10.1	Convertible Promissory Note, dated March 17, 2016, issued to Easterly Acquisition Sponsor, LLC (incorporated by reference to Exhibit 10.14 filed with the Annual Report on Form 10-K filed by the Company on March 30, 2016)
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Easterly Acquisition Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERLY ACQUISITION CORP.

Date: May 16, 2016	/s/ Avshalom Kalichstein
	Name:	Avshalom Kalichstein
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2016	/s/ Jurgen Lika
	Name:	Jurgen Lika
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

