Form 10-Q
period 2016-06-30
Easterly Acquisition Corp.
filed 2016-08-15
CIK 1641197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 12, 2016, there were 25,000,000 shares of Company’s common stock issued and outstanding.

EASTERLY ACQUISITION CORP.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Easterly Acquisition Corp.

Condensed Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	Unaudited
ASSETS
Current assets
Cash	$3,422	$272,666
Prepaid expenses	44,144	96,506
Other receivables	824,989	69,464
Total current assets	872,555	438,636
Cash held in Trust Account - restricted	200,118,133	200,009,918
Total assets	$200,990,688	$200,448,554

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$989,127	$266,916
Due to affiliate	78,600	18,067
Total current liabilities	1,067,727	284,983
Convertible note – due to Sponsor	15,000	-
Deferred underwriting fee	7,000,000	7,000,000
Total liabilities	8,082,727	7,284,983
Commitments
Common stock, subject to possible redemption or tender, 18,779,703 and 18,816,357 shares at redemption value at June 30, 2016 and December 31, 2015, respectively	187,907,960	188,163,570
Stockholders' equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 6,220,297 and 6,183,643 shares issued and outstanding (excludes 18,779,703 and 18,816,357 shares subject to possible redemption) at June 30, 2016 and December 31, 2015, respectively	622	618
Additional paid-in capital	6,349,273	6,093,667
Accumulated deficit	(1,349,894)	(1,094,284)
Total stockholders' equity	5,000,001	5,000,001
Total liabilities and stockholders' equity	$200,990,688	$200,448,554

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

Easterly Acquisition Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016	For the period from April 29, 2015 (Inception) through June 30, 2015

Operating costs	$(135,942)	$(320,105)	$(2,910)
State franchise taxes	(45,239)	(92,193)	-
Loss from operations	(181,181)	(412,298)	(2,910)
Other income – interest income	87,245	156,688	-
Net loss	$(93,936)	$(255,610)	$(2,910)

Weighted average number of common shares outstanding, basic and diluted	6,207,268	6,195,521	4,500,000

Basic and diluted net loss per share	$(0.02)	$(0.04)	$(0.00)

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

Easterly Acquisition Corp.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

		For the period from
	Six Months	April 29, 2015
	Ended June 30,	(Inception) through
	2016	June 30, 2015
Cash flows from operating activities:
Net loss	$(255,610)	$(2,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest on cash held in Trust Account	(156,688)	-
Changes in operating assets and liabilities:
Prepaid expenses	52,362	-
Other receivables	(755,525)	-
Accounts payable and accrued expenses	722,211	2,910
Due to affiliate	60,533	-
Net cash used in operating activities	(332,717)	-
Cash Flows from investing activities:
Interest income released from Trust Account for franchise taxes	48,473	-
Net cash provided by investing activities	48,473	-
Cash flows from financing activities:
Proceeds from issuance of common stock to initial stockholder	-	25,000
Proceeds from promissory note - related parties	-	100,000
Proceeds of convertible note received from Sponsor	15,000
Payment of deferred offering costs	-	(51,419)
Net cash provided by financing activities	15,000	73,581
Increase in cash	(269,244)	73,581
Cash at beginning of period	272,666	-
Cash at end of period	$3,422	$73,581
Supplemental disclosure of noncash financing activities:
Offering costs included in accrued offering costs	$-	$291,256
Payment of offering costs through advance from related party	$-	$25,211

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

Easterly Acquisition Corp.
Notes to Condensed Consolidated Financial Statements

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

As of June 30, 2016, the Company has neither commenced operations nor generated any revenues to date. All activity through June 30, 2016 relates to the Company’s formation, initial public offering and identifying a target company for a Business Combination.

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

As more fully described in Note 6 below, on June 28, 2016 the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Solaris Merger Sub Inc., a wholly-owned subsidiary of the Company (“Merger Sub”), Sungevity, Inc. (“Sungevity”), and Shareholder Representative Services LLC, to effect a business combination with Sungevity, a technology company whose platform enables the sale and installation of solar energy systems to residential and commercial customers in the United States and internationally.

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

The Company amended and restated its certificate of incorporation on July 28, 2015 to provide that, except for the withdrawal of interest to pay franchise and income taxes, if any, that none of the funds held in trust (including the interest on such funds) will be released from the Trust Account until the earlier of (i) the completion of the initial Business Combination, (ii) the redemption of the Public Shares (as defined in Note 3) if the Company is unable to complete a Business Combination within 24 months from the closing of the Public Offering (subject to the requirements of applicable law) and (iii) the redemption of shares in connection with a vote seeking to amend Section 9.2(d) of the amended and restated certificate of incorporation in a manner that would affect the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete an initial Business Combination within 24 months from the closing of the Public Offering. For the six-month period ended June 30, 2016, the Company withdrew $48,473 of interest earned to pay for franchise taxes in accordance with the amended and restated certificate of incorporation.

In order to protect the amounts held in the Trust Account, three managing principals of Easterly LLC, an affiliate of the Company and the Sponsor (the “Managing Principals”), agreed pursuant to a written agreement executed on July 29, 2015, jointly and severally, that they will be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then the Managing Principals will not be responsible to the extent of any liability for such third-party claims.

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

Shares of common stock subject to redemption or tender are recorded at redemption amount and classified as temporary equity, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.” At June 30, 2016, the amount in the Trust Account is approximately $10.01 per share of common stock sold in the Public Offering ($200,118,133 held in the Trust Account divided by 20,000,000 of Public Shares).

The Company has 24 months from the closing of the Public Offering to complete its initial Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses, which interest shall be net of taxes payable) divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Company’s Units, common stock and warrants are listed on the Nasdaq Capital Market (“Nasdaq”). The Nasdaq rules will require that the initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of the Company signing a definitive agreement in connection with its initial Business Combination. The Company intends to fulfill the requirements of this Nasdaq rule even if the securities are not listed on Nasdaq at the relevant time.

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

Reimbursement of Expenses Related to Proposed Sungevity Business Combination

Pursuant to a letter of intent (“LOI”), dated April 20, 2016, between Sungevity and the Company, Sungevity agreed to pay or reimburse the Company for all reasonable and documented out-of-pocket costs and expenses incurred between the date of the LOI and the date that definitive documents with respect to the proposed merger are executed, including fees and expenses of third party advisors, due diligence-related expenses and such other necessary and related costs and expenses incurred in furtherance of the proposed business combination. For the period ended June 30, 2016, the Company incurred $824,989 of qualified reimbursable costs that are reflected as Other receivables with an equal amount reflected in Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheet.

Going Concern Considerations

The Company presently has no revenue, has had losses since inception and has no operations other than the active identification of a target business with which to complete its Business Combination. As of June 30, 2016, the Company had cash of $3,422 held outside the trust account and $200,118,133 cash held in trust, including interest.

The Company will have available the proceeds held outside the trust account to fund its working capital needs and to continue to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination. The Company will also have available any interest earned on the funds held in the trust account to pay franchise and income taxes.

At June 30, 2016 the Company has a working capital deficit of $195,172 (total current assets minus total current liabilities) and it expects to continue incurring expenses related to professional services including, but not limited to, engaging legal counsel, consultants, advisors and accountants, as well as other operating expenses such as insurance and fees under the Administrative Services Agreement.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The interim results for the period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s annual report filed with the Securities and Exchange Commission on March 30, 2016.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Merger Sub. All significant intercompany balances and transactions have been eliminated in consolidation.

Net Loss per Share of Common Stock

The Company complies with accounting and disclosure requirements of Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Shares of common stock subject to possible redemption at June 30, 2016 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. At June 30, 2016 the Company had outstanding warrants to purchase 16,750,000 shares of common stock. The weighted average of these shares was excluded from the calculation of diluted loss per share of common stock since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet. The Trust Account assets are held in cash as of June 30, 2016.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which exceeds the Federal depository insurance coverage of $250,000. At June 30, 2016, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2016, a full valuation allowance has been established against the deferred tax asset.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no uncertain tax benefits as of June 30, 2016. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The income tax provision was deemed to be immaterial as of June 30, 2016.

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

Administrative Service Agreement

The Company entered into an agreement to pay an affiliate of our Sponsor, Easterly Capital, LLC, a total of $10,000 per month starting on July 29, 2015 and continuing until the earlier of the Company’s initial Business Combination or liquidation for office space, utilities, secretarial support and administrative services. This arrangement was agreed to for the Company’s benefit and is not intended to provide the Sponsor compensation in lieu of salary or other remuneration. For the three and six months ended June 30, 2016, the Company incurred $30,000 and $60,000, respectively, under the Administrative Service Agreement of which $10,000 remains as a payable as of June 30, 2016.

Related Party Advances

During the period ending December 31, 2015, an affiliate of the Sponsor advanced an aggregate of $46,037 directly to the Company’s service providers for offering costs. This was non-interest bearing, unsecured and was repaid prior to December 31, 2015.

For the three and six months ended June 30, 2016, an affiliate of the Sponsor advanced an aggregate of $68,600 and $97,334, respectively, directly to the Company’s vendors related to operating expenses incurred by the Company of which $68,600 remains as a payable as of June 30, 2016. These advances are non-interest bearing, unsecured and due on demand.

Sponsor Loans

On March 17, 2016, the Company issued a convertible promissory note to the Sponsor that provides for the Sponsor to loan the Company up to $1,000,000 for ongoing expenses. On March 17, 2016, the Company borrowed $15,000 pursuant to the convertible promissory note. The Sponsor is not obligated to loan the Company additional amounts pursuant to the convertible promissory note. The convertible promissory note is interest bearing at 5% per annum and is due and payable on August 4, 2017. At the option of the Sponsor, any amounts outstanding under the convertible promissory note may be converted into warrants to purchase shares of common stock at any time on or prior to the maturity date at a conversion price of $1.00 per warrant. Each warrant will entitle the Sponsor to purchase one share of common stock at an exercise price of $11.50 per share. Each warrant will contain other terms identical to the terms contained in the Private Placement Warrants. As of June 30, 2016, the outstanding principal balance of this convertible promissory note is $15,000.

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

6.	Proposed Sungevity Business Combination

On June 28, 2016, the Company entered into the Merger Agreement, which provides for the merger (the “Merger”) of Merger Sub with and into Sungevity, with Sungevity surviving the Merger as a wholly-owned subsidiary of the Company. Concurrently with the signing of the Merger Agreement, the Company entered into voting agreements, by and between the Company and certain stockholders of Sungevity, pursuant to which each such stockholder of Sungevity has agreed to vote its voting shares of Sungevity capital stock for the adoption of the Merger Agreement and the transactions contemplated thereby.

Pursuant to the Merger Agreement, upon the effectiveness of the Merger (the “Effective Time”), all shares of Sungevity stock then outstanding (the “Sungevity Stock”) will be converted into common stock of the Company. Additionally, each outstanding option to acquire shares of the Sungevity stock issued under any of Sungevity’s equity compensation plans (“Sungevity Options”) will be cancelled and extinguished. Holders of vested Sungevity Options and Sungevity common stock shall be entitled to receive a portion of up to 1,750,000 shares of Company common stock. Further, (A) all outstanding warrants issued by Sungevity (“Sungevity Warrants”) will automatically be converted into their underlying shares of Sungevity stock on a “net exercise” basis, and (B) all outstanding subordinated convertible notes issued by Sungevity (“Sungevity Convertible Notes”) will automatically be converted (including any accrued but unpaid interest thereon and any other amounts payable thereunder) into their underlying shares of Sungevity stock at the conversion price set forth in the applicable note purchase agreement, in either case, immediately prior to the Effective Time, with the resulting shares of Sungevity stock being converted into Company common stock.

As a result of the Merger, holders of Sungevity Stock, Sungevity Warrants, Sungevity Options and Sungevity Convertible Notes will receive in the aggregate 35,000,000 shares of Company common stock. Additionally, pursuant to the Merger Agreement, immediately following the Effective Time, a total of 700,000 shares of Company common stock are to be issued without consideration to certain Sungevity employees, subject to each such employee executing a lock-up agreement pursuant to which such employee shall agree not to transfer such Company common stock for one year after the Effective Time.

7.	Equity

The Company is authorized to issue up to 100,000,000 shares of common stock with a par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At June 30, 2016, there were 6,220,297 shares of common stock issued and outstanding (excluding 18,779,703 shares of common stock subject to possible redemption).

The Company is authorized to issue up to 1,000,000 shares of preferred stock with a par value $0.0001 per share. At June 30, 2016 there were no shares of preferred stock issued and outstanding.

8.	Subsequent Events

Management of the Company evaluated events that have occurred after the balance sheet date of June 30, 2016 but before the condensed consolidated financial statements were available to be issued. Except as disclosed in the notes above, management did not identify any recognized or non-recognized subsequent event that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “our,” “us” or “we” refer to Easterly Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

As more fully described below in the section entitled “Proposed Sungevity Business Combination,” on June 28, 2016 we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company Solaris Merger Sub Inc., our wholly-owned subsidiary (“Merger Sub”), Sungevity, Inc. (“Sungevity”), and Shareholder Representative Services LLC, to effect a business combination with Sungevity, a technology company whose platform enables the sale and installation of solar energy systems to residential and commercial customers in the United States and internationally (the “Proposed Sungevity Business Combination”). Sungevity serves customers in 14 U.S. states and the District of Columbia, as well as in the Netherlands, Belgium, Germany and the United Kingdom.

Results of Operations

For the three and six months ended June 30, 2016, we had a net loss of $93,936 and $255,610, respectively, which consists of general and administrative expenses and operating costs offset by interest income generated from the trust account. For the three and six months ended June 30, 2016, interest income generated from the trust account is $87,245 and $156,688, respectively, and general and administrative and operating expenses are $135,942 and $320,105, respectively. The Company was incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware. State Franchise tax for the three and six months ended June 30, 2016 were accrued in the amount of $45,239 and $92,193, respectively. This compares with a net loss of $2,910 during the period from April 29, 2015 (Inception) through June 30, 2015 which consists solely of expenses incurred in preparation for the public offering, which was consummated on August 4, 2015.

Pursuant to a letter of intent (“LOI”), dated April 20, 2016, between Sungevity and us, Sungevity agreed to pay or reimburse us for all reasonable and documented out-of-pocket costs and expenses incurred between the date of the LOI and the date that definitive documents with respect to the proposed merger are executed, including fees and expenses of third party advisors, due diligence-related expenses and such other necessary and related costs and expenses incurred in furtherance of the proposed business combination. For the period ended June 30, 2016, we incurred $824,989 of qualified reimbursable costs that are reflected as Other receivables with an equal amount reflected in Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets.

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

We presently have no revenue, have had losses since inception and have no operations other than the active identification of a target business with which to complete an initial business combination. As of June 30, 2016, we have cash of $3,422 held outside the trust account and $200,118,133 cash held in the trust account, including interest.

We will have available to us the cash held outside the trust account to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination. We will also have available to us interest earned on the funds held in our trust account to pay franchise and income taxes.

At June 30, 2016 the Company has a working capital deficit of $195,172 (total current assets minus total current liabilities). We expect to continue incurring expenses related to professional services including, but not limited to, engaging legal counsel, consultants, advisors and accountants, as well as other operating expenses such as insurance and fees under the Administrative Services Agreement.

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

Redeemable common stock

We account for our common stock subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2016, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Recent accounting pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Proposed Sungevity Business Combination

The following is a brief summary of the terms and background of the Merger Agreement. Any description in this Quarterly Report on Form 10-Q of the Merger Agreement is qualified in all respects by reference to the complete text of the Merger Agreement, which was filed with the SEC on June 29, 2016 as Exhibit 2.1 to our Current Report on Form 8-K. On July 20, 2016, we filed a Registration Statement on Form S-4 with the SEC in connection with the Proposed Sungevity Business Combination (the “Registration Statement”). The Registration Statement contains important information regarding the Proposed Sungevity Business Combination. The following description of the Merger Agreement is qualified in all respects by reference to the more detailed description in the Registration Statement and the complete text of the Merger Agreement.

On June 28, 2016, we entered into the Merger Agreement. Pursuant to the Merger Agreement, upon the effectiveness of the Merger (the “Effective Time”), all shares of Sungevity stock then outstanding (the “Sungevity Stock”) will be converted into Company common stock. Additionally, each outstanding option to acquire shares of the Sungevity stock issued under any of Sungevity’s equity compensation plans (“Sungevity Options”) will be cancelled and extinguished. Holders of vested Sungevity Options and Sungevity common stock shall be entitled to receive a portion of up to 1,750,000 shares of Company common stock. Further, (A) all outstanding warrants issued by Sungevity (“Sungevity Warrants”) will automatically be converted into their underlying shares of Sungevity stock on a “net exercise” basis, and (B) all outstanding subordinated convertible notes issued by Sungevity (“Sungevity Convertible Notes”) will automatically be converted (including any accrued but unpaid interest thereon and any other amounts payable thereunder) into their underlying shares of Sungevity stock at the conversion price set forth in the applicable note purchase agreement, in either case, immediately prior to the Effective Time, with the resulting shares of Sungevity stock being converted into Company common stock.

As a result of the Merger, holders of Sungevity Stock, Sungevity Warrants, Sungevity Options and Sungevity Convertible Notes will receive in the aggregate 35,000,000 shares of Company common stock. Additionally, pursuant to the Merger Agreement, immediately following the Effective Time, a total of 700,000 shares of company common stock are to be issued without consideration to certain Sungevity employees, subject to each such employee executing a lock-up agreement pursuant to which such employee shall agree not to transfer such Company common stock for one year after the Effective Time.

Concurrently with the signing of the Merger Agreement, we entered into voting agreements with certain stockholders of Sungevity (the “Sungevity Stockholder Voting Agreements”), pursuant to which each such stockholder of Sungevity has agreed to vote its voting shares of Sungevity capital stock for the adoption of the Merger Agreement and the transactions contemplated thereby. The foregoing summary of the Sungevity Stockholder Voting Agreements is qualified in all respects by reference to the complete text of the form of Voting Agreement, which was filed with the SEC on June 29, 2016 as Exhibit 10.1 to our Current Report on Form 8-K.

The consummation of the transactions contemplated by the Merger Agreement is subject to a number of conditions set forth in the Merger Agreement including, among others, receipt of the requisite approval of the stockholders of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. As of June 30, 2016, approximately $193,118,133 (excluding approximately $7,000,000 of deferred underwriting discounts) was held in trust for the purposes of consummating an initial business combination. The proceeds held in the trust account (including the deferred underwriting discounts) are held in cash.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 17, 2016, we issued a convertible promissory note to our sponsor that provides for our sponsor to loan us up to $1,000,000 for ongoing expenses. On March 17, 2016, we borrowed $15,000 pursuant to the convertible promissory note. Our sponsor is not obligated to loan us additional amounts pursuant to the convertible promissory note. The convertible promissory note is interest bearing at 5% per annum and is due and payable on August 4, 2017. At the option of our sponsor, any amounts outstanding under the convertible promissory note may be converted into warrants to purchase shares of our common stock at any time on or prior to the maturity date at a conversion price of $1.00 per warrant. Each warrant will entitle our sponsor to purchase one share of common stock at an exercise price of $11.50 per share. Each warrant will contain other terms identical to the terms contained in the private placement warrants. As of June 30, 2016, the outstanding principal balance of this convertible promissory note is $15,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated June 28, 2016, by and among Easterly Acquisition Corp., Solaris Merger Sub Inc., Sungevity, Inc., and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.1 filed with Form 8-K by the Company on June 29, 2016).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Company on August 10, 2015).
3.2	Bylaws (incorporated by reference to Exhibit 3.3 filed with the Form S-1 filed by the Company on May 7, 2015).
4.1	Warrant Agreement (incorporated by reference to Exhibit 4.1 filed with the Form 8-K filed by the Company on August 10, 2015).
10.1

Form of Voting Agreement, dated as of June 28, 2016, by and between Easterly Acquisition Corp. and certain stockholders of Sungevity, Inc. (incorporated by reference to Exhibit 10.1 filed with Form 8-K by the Company on June 29, 2016).

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

EASTERLY ACQUISITION CORP.

Date: August 15, 2016	/s/ Avshalom Kalichstein
	Name:	Avshalom Kalichstein
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2016	/s/ Jurgen Lika
	Name:	Jurgen Lika
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

