Form 10-Q
period 2016-09-30
Easterly Acquisition Corp.
filed 2016-11-15
CIK 1641197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 11, 2016, there were 25,000,000 shares of Company’s common stock issued and outstanding.

EASTERLY ACQUISITION CORP.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Easterly Acquisition Corp.

Condensed Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	Unaudited
ASSETS
Current assets
Cash	$53,255	$272,666
Prepaid expenses	34,371	96,506
Other receivables	721,324	69,464
Total current assets	808,950	438,636
Cash and cash equivalents held in Trust Account - restricted	200,078,598	200,009,918
Total assets	$200,887,548	$200,448,554

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,379,372	$266,916
Due to affiliate	147,920	18,067
Total current liabilities	1,527,292	284,983
Convertible note – due to Sponsor	15,410	-
Deferred underwriting fee	7,000,000	7,000,000
Total liabilities	8,542,702	7,284,983
Commitments
Common stock, subject to possible redemption or tender, 18,727,124 and 18,816,357 shares at redemption value at September 30, 2016 and December 31, 2015, respectively	187,344,845	188,163,570
Stockholders' equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 6,272,876 and 6,183,643 shares issued and outstanding (excludes 18,727,124 and 18,816,357 shares subject to possible redemption) at September 30, 2016 and December 31, 2015, respectively	627	618
Additional paid-in capital	6,912,383	6,093,667
Accumulated deficit	(1,913,009)	(1,094,284)
Total stockholders' equity	5,000,001	5,000,001
Total liabilities and stockholders' equity	$200,887,548	$200,448,554

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

Easterly Acquisition Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	For the period from April 29, 2015 (Inception) through September 30, 2015

Operating costs	$(620,828)	$(260,050)	$(940,933)	$(262,960)
State franchise taxes	(45,246)	(76,438)	(137,439)	(76,438)
Loss from operations	(666,074)	(336,488)	(1,078,372)	(339,398)
Other income – interest income	102,959	-	259,647	-
Net loss	$(563,115)	$(336,488)	$(818,725)	$(339,398)

Weighted average number of common shares outstanding, basic and diluted	6,220,297	5,492,989	6,203,870	5,089,387

Basic and diluted net loss per share	$(0.09)	$(0.06)	$(0.13)	$(0.07)

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

Easterly Acquisition Corp.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended	For the period from April 29, 2015 (Inception) through
	September 30, 2016	September 30, 2015
Cash flows from operating activities:
Net loss	$(818,725)	$(339,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest on cash and cash equivalents held in Trust Account	(259,647)	-
Changes in operating assets and liabilities:
Prepaid expenses	62,135	(116,438)
Other receivables	(651,860)	-
Accounts payable and accrued expenses	1,112,866	298,201
Due to affiliate	129,853	-
Net cash used in operating activities	(425,378)	(157,635)
Cash flows from investing activities:
Cash and cash equivalents held in Trust Account – restricted	-	(200,000,000)
Interest income released from Trust Account for franchise taxes	190,967	-
Net cash provided by (used in) investing activities	190,967	(200,000,000)
Cash flows from financing activities:
Proceeds from issuance of common stock to initial stockholder	-	25,000
Proceeds from sale of Units, net of underwriting commissions paid	-	175,500,000
Proceeds from sale of over-allotment Units, net of underwriting commissions paid	-	19,500,000
Proceeds from sale of Private Placement Warrants	-	6,750,000
Payment of offering expenses	-	(471,108)
Proceeds from promissory note - related parties	-	100,000
Proceeds of convertible note received from Sponsor	15,000	-
Repayment of advances from affiliate and promissory note - related parties	-	(146,037)
Net cash provided by financing activities	15,000	201,257,855
Increase (decrease) in cash	(219,411)	1,100,220
Cash at beginning of period	272,666	-
Cash at end of period	$53,255	$1,100,220
Supplemental disclosure of noncash financing activities:
Deferred underwriting fees	$-	$7,000,000
Payment of offering costs through advance from related party	$-	$46,037
Payment of operating costs through advance from related party	$-	$34,940
Change in value of common stock subject to possible redemption	$(818,725)	$-

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

Incorporation

Easterly Acquisition Corp. (the “Company”) was incorporated in Delaware on April 29, 2015.

Sponsor

The Company’s sponsor is Easterly Acquisition Sponsor, LLC, a Delaware limited liability company (the “Sponsor”).

Business Purpose

The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses that it had not yet identified (“Business Combination”).

As of September 30, 2016, the Company has neither commenced operations nor generated any revenues to date. All activity through September 30, 2016 relates to the Company’s formation, initial public offering and consummating a Business Combination.

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

As more fully described in Note 6 below, on June 28, 2016 the Company entered into an Agreement and Plan of Merger, as amended by Amendment No. 1 (“Amendment No. 1”), dated as of September 21, 2016, and Amendment No. 2 (“Amendment No. 2”), dated as of November 3, 2016 (the “Merger Agreement”), by and among the Company, Solaris Merger Sub Inc., a wholly-owned subsidiary of the Company (“Merger Sub”), Sungevity, Inc. (“Sungevity”), and Shareholder Representative Services LLC, to effect a business combination with Sungevity, a technology company whose platform enables the sale and installation of solar energy systems to residential and commercial customers in the United States and internationally.

Financing

The registration statement for the Company’s Public Offering was declared effective on July 29, 2015. On July 29, 2015, the Company filed a new registration statement to increase the size of the Public Offering by 20% pursuant to Rule 462(b) under the Securities Act of 1933, as amended (the “Securities Act”). On August 4, 2015, the Company consummated the Public Offering and received proceeds of $195,000,000 (net of the underwriter’s discount of $5,000,000) and simultaneously received $6,750,000 from the issuance of 6,750,000 Private Placement Warrants.

Trust Account

$200,000,000 of the proceeds from the Public Offering and Private Placement, which were deposited into a segregated Trust Account located in the United States with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”), may be invested only in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less or in money market funds that invest solely in United States Treasuries that are compliant with Rule 2a-7 under the Investment Company Act.

The Company amended and restated its certificate of incorporation on July 28, 2015 to provide that, except for the withdrawal of interest to pay franchise and income taxes, if any, that none of the funds held in trust (including the interest on such funds) will be released from the Trust Account until the earlier of (i) the completion of the initial Business Combination, (ii) the redemption of the Public Shares (as defined in Note 3) if the Company is unable to complete a Business Combination within 24 months from the closing of the Public Offering (subject to the requirements of applicable law) and (iii) the redemption of shares in connection with a vote seeking to amend Section 9.2(d) of the amended and restated certificate of incorporation in a manner that would affect the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete an initial Business Combination within 24 months from the closing of the Public Offering. For the nine-month period ended September 30, 2016, the Company withdrew $190,967 of interest earned to pay for franchise taxes in accordance with the amended and restated certificate of incorporation.

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

Shares of common stock subject to redemption or tender are recorded at redemption amount and classified as temporary equity, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.” At September 30, 2016, the amount in the Trust Account is approximately $10.00 per share of common stock sold in the Public Offering ($200,078,598 held in the Trust Account divided by 20,000,000 of Public Shares).

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

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in the Company’s periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Reimbursement of Expenses Related to Proposed Sungevity Business Combination

Pursuant to a letter of intent (“LOI”), dated April 20, 2016, between Sungevity and the Company, Sungevity agreed to pay or reimburse the Company for all reasonable and documented out-of-pocket costs and expenses incurred between the date of the LOI and the date that definitive documents with respect to the proposed merger are executed, including fees and expenses of third party advisors, due diligence-related expenses and such other necessary and related costs and expenses incurred in furtherance of the proposed business combination. For the period ended September 30, 2016, the Company recorded $984,045 in qualified reimbursable costs, of which $275,951 was reimbursed by Sungevity prior to September 30, 2016. The remaining balance of $708,094 in qualified reimbursable costs are presented within Other receivables balance in the Condensed Consolidated Balance Sheet.

Going Concern Considerations

The Company presently has no revenue, has had losses since inception and has no operations other than the active identification of a target business with which to complete its Business Combination. As of September 30, 2016, the Company had cash of $53,255 held outside the Trust Account and $200,078,598 cash and cash equivalents held in trust, including interest.

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

At September 30, 2016 the Company has a working capital deficit of $718,342 (total current assets minus total current liabilities) and it expects to continue incurring expenses related to professional services including, but not limited to, engaging legal counsel, consultants, advisors and accountants, as well as other operating expenses such as insurance and fees under the Administrative Services Agreement.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The interim results for the period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s annual report filed with the SEC on March 30, 2016.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Merger Sub. All significant intercompany balances and transactions have been eliminated in consolidation.

Net Loss per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Shares of common stock subject to possible redemption at September 30, 2016 and 2015 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings.

At September 30, 2015 the weighted average shares were retroactively restated to reflect a stock dividend of 0.2 shares for each outstanding share of common stock on July 29, 2015 (Note 4) and reduced for the effect of an aggregate of 675,000 shares held by the initial stockholder that were subject to forfeiture. As a result of the underwriters’ election to exercise part of their over-allotment option on July 29, 2015, 500,000 founder shares were no longer subject to forfeiture and are therefore included in the calculation of basic loss per share at September 30, 2015.

At September 30, 2016 and 2015 the Company had outstanding warrants to purchase 16,750,000 shares of common stock. The weighted average of these shares was excluded from the calculation of diluted loss per share of common stock since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

Fair Value of Financial Instruments

The Company follows the guidance in FASB ASC 820, Fair Value Measurements and Disclosures for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period.

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

The following table presents information about the Trust Account assets that are measured at fair value on a recurring basis at September 30, 2016, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2016
Assets:
Cash and cash equivalents held in the Trust Account	1	$200,078,598

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which exceeds the Federal depository insurance coverage of $250,000. At September 30, 2016, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At September 30, 2016, the assets held in the Trust Account were held in cash and in a money market fund that invests solely in United States Treasuries compliant with Rule 2a-7 under the Investment Company Act.

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

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC 740, Income Taxes (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2016, a full valuation allowance has been established against the deferred tax asset.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no uncertain tax benefits as of September 30, 2016. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The income tax provision was deemed to be immaterial as of September 30, 2016.

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

Administrative Service Agreement

The Company entered into an agreement to pay an affiliate of our Sponsor, Easterly Capital, LLC, a total of $10,000 per month starting on July 29, 2015 and continuing until the earlier of the Company’s initial Business Combination or liquidation for office space, utilities, secretarial support and administrative services. This arrangement was agreed to for the Company’s benefit and is not intended to provide the Sponsor compensation in lieu of salary or other remuneration. For the three and nine months ended September 30, 2016, the Company incurred $30,000 and $90,000, respectively, under the Administrative Service Agreement of which $40,000 remains as a payable as of September 30, 2016 and is reflected in Due to affiliate in the Condensed Consolidated Balance Sheet.

Related Party Advances

During the period ending December 31, 2015, an affiliate of the Sponsor advanced an aggregate of $46,037 directly to the Company’s service providers for offering costs. This was non-interest bearing, unsecured and was repaid prior to December 31, 2015.

For the three and nine months ended September 30, 2016, an affiliate of the Sponsor advanced an aggregate of $39,319 and $136,653, respectively, directly to the Company’s vendors related to operating expenses incurred by the Company of which $107,920 remains as a payable as of September 30, 2016. These advances are non-interest bearing, unsecured and due on demand.

Sponsor Loans

On March 17, 2016, the Company issued a convertible promissory note to the Sponsor that provides for the Sponsor to loan the Company up to $1,000,000 for ongoing expenses. On March 17, 2016, the Company borrowed $15,000 pursuant to the convertible promissory note. The Sponsor is not obligated to loan the Company additional amounts pursuant to the convertible promissory note. The convertible promissory note is interest bearing at 5% per annum and is due and payable on August 4, 2017. At the option of the Sponsor, any amounts outstanding under the convertible promissory note may be converted into warrants to purchase shares of common stock at any time on or prior to the maturity date at a conversion price of $1.00 per warrant. Each warrant will entitle the Sponsor to purchase one share of common stock at an exercise price of $11.50 per share. Each warrant will contain other terms identical to the terms contained in the Private Placement Warrants. As of September 30, 2016, the outstanding principal balance of this convertible promissory note is $15,000 and accrued and unpaid interest of $410 is reflected in Convertible note – due to Sponsor in the Condensed Consolidated Balance Sheet.

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

On June 28, 2016, the Company entered into the Merger Agreement, which provides for the merger (the “Merger”) of Merger Sub with and into Sungevity, with Sungevity surviving the Merger as a wholly-owned subsidiary of the Company. Concurrently with the signing of the Merger Agreement, the Company entered into a voting agreement, by and between the Company and certain stockholders of Sungevity, pursuant to which each such stockholder of Sungevity has agreed to vote its voting shares of Sungevity capital stock for the adoption of the Merger Agreement and the transactions contemplated thereby.

On September 20, 2016, the Company entered into Amendment No. 1 to the Merger Agreement, which amended the Merger Agreement to, among other things, remove the condition to closing that the Company have available at least $75.0 million of available cash, including in the Company’s trust account after giving effect to redemptions of shares of the Company’s common stock at the closing of the Merger or otherwise; permit Sungevity to incur an additional $20,000,000 of indebtedness; permit the repayment by Sungevity of certain of its indebtedness at the closing of the Merger; permit Sungevity to amend its certificate of incorporation to increase the number of its authorized shares of capital stock; correct certain language in the Merger Agreement relating to the exchange of certificated and book-entry Sungevity shares in the Merger; update certain representations relating to required Company stockholder approvals; and conform certain exhibits to the Merger Agreement to the forms included in the preliminary joint proxy and consent solicitation statement/prospectus filed by the Company with its registration statement on Form S-4 filed on July 20, 2016.

On November 3, 2016, the Company entered into Amendment No. 2, which amended the Merger Agreement to (i) decrease the amount of shares of Company common stock issuable to the stockholders of Sungevity at the closing of the merger of Merger Sub pursuant to the Merger Agreement from 35,000,000 to 25,001,000 shares; (ii) decrease proportionally the number of shares of Company common stock that will be placed at the closing of the Merger into an escrow account from 3,250,000 to 2,375,095 shares; (iii) decrease proportionally the fixed component of the Termination Fee (as defined in the Merger Agreement) from $12,000,000 to $8,570,000; (iv) extend the date by which the Merger Agreement could be terminated by the Company or Sungevity if the Merger has not been completed by such date from November 12, 2016 to December 30, 2016; (v) permit Sungevity to incur up to (A) $10,000,000 of additional indebtedness pursuant to a secured revolving credit facility, (B) $5,000,000 of additional indebtedness pursuant to a subordinated secured or unsecured term loan, and (C) $10,000,000 of additional indebtedness pursuant to convertible promissory notes that convert into Sungevity Series D preferred stock; (vi) permit the issuance of additional warrants to acquire Sungevity Series D preferred stock in connection with the incurrence of the additional indebtedness described in the foregoing clause (v); and (vii) provide for an additional new independent director to be appointed to the Board of Directors of the Company upon the consummation of the Merger.

Pursuant to the Merger Agreement, upon the effectiveness of the Merger (the “Effective Time”), all shares of Sungevity stock then outstanding (the “Sungevity Stock”) will be converted into common stock of the Company. Additionally, each outstanding option to acquire shares of the Sungevity stock issued under any of Sungevity’s equity compensation plans (“Sungevity Options”) will be cancelled and extinguished. Holders of vested Sungevity Options and Sungevity common stock shall be entitled to receive a portion of up to 1,250,050 shares of Company common stock. Further, (A) all outstanding warrants issued by Sungevity (“Sungevity Warrants”) will automatically be converted into their underlying shares of Sungevity stock on a “net exercise” basis, and (B) all outstanding subordinated convertible notes issued by Sungevity (“Sungevity Convertible Notes”) will automatically be converted (including any accrued but unpaid interest thereon and any other amounts payable thereunder) into their underlying shares of Sungevity stock at the conversion price set forth in the applicable note purchase agreement, in either case, immediately prior to the Effective Time, with the resulting shares of Sungevity stock being converted into Company common stock.

As a result of the Merger, holders of Sungevity Stock, Sungevity Warrants, Sungevity Options and Sungevity Convertible Notes will receive in the aggregate 25,001,000 shares of Company common stock. Additionally, pursuant to the Merger Agreement, immediately following the Effective Time, a total of 700,000 shares of Company common stock are to be issued without consideration to certain Sungevity employees, subject to each such employee executing a lock-up agreement pursuant to which such employee shall agree not to transfer such Company common stock for one year after the Effective Time.

7.	Equity

The Company is authorized to issue up to 100,000,000 shares of common stock with a par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At September 30, 2016, there were 6,272,876 shares of common stock issued and outstanding (excluding 18,727,124 shares of common stock subject to possible redemption).

The Company is authorized to issue up to 1,000,000 shares of preferred stock with a par value $0.0001 per share. At September 30, 2016 there were no shares of preferred stock issued and outstanding.

8.	Subsequent Events

Management of the Company evaluated events that have occurred after the balance sheet date of September 30, 2016 but before the condensed consolidated financial statements were available to be issued. Except as disclosed in the notes above, management did not identify any recognized or non-recognized subsequent event that would have required adjustment or disclosure in the financial statements.

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

As more fully described below in the section entitled “Proposed Sungevity Business Combination,” on June 28, 2016 we entered into an Agreement and Plan of Merger, as amended by Amendment No. 1 (“Amendment No. 1”), dated as of September 21, 2016, and Amendment No. 2 (“Amendment No. 2”), dated as of November 3, 2016 (the “Merger Agreement”), by and among the Company Solaris Merger Sub Inc., our wholly-owned subsidiary (“Merger Sub”), Sungevity, Inc. (“Sungevity”), and Shareholder Representative Services LLC, to effect a business combination with Sungevity, a technology company whose platform enables the sale and installation of solar energy systems to residential and commercial customers in the United States and internationally (the “Proposed Sungevity Business Combination”). Sungevity serves customers in 14 U.S. states and the District of Columbia, as well as in the Netherlands, Belgium, Germany and the United Kingdom.

Results of Operations

For the three and nine months ended September 30, 2016, we had a net loss of $563,115 and $818,725, respectively, which consist of general and administrative expenses and operating costs offset by interest income generated from the trust account. For the three and nine months ended September 30, 2016, interest income generated from the trust account is $102,959 and $259,647, respectively, and general and administrative and operating expenses are $620,828 and $940,933, respectively. The Company was incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware. Franchise tax for the three and nine months ended September 30, 2016 were accrued in the amount of $45,246 and $137,439, respectively. This compares with a net loss of $336,488 for the three months ended September 30, 2015 and $339,398 from April 29, 2015 (Inception) through September 30, 2015 which consist of general and administrative expenses and operating costs. Franchise tax for the three and nine months ended September 30, 2015 were accrued in the amount of $76,438.

Pursuant to a letter of intent (“LOI”), dated April 20, 2016, between Sungevity and us, Sungevity agreed to pay or reimburse us for all reasonable and documented out-of-pocket costs and expenses incurred between the date of the LOI and the date that definitive documents with respect to the proposed merger are executed, including fees and expenses of third party advisors, due diligence-related expenses and such other necessary and related costs and expenses incurred in furtherance of the proposed business combination. For the period ended September 30, 2016, we recorded $984,045 in qualified reimbursable costs, of which $275,951 was reimbursed by Sungevity prior to September 30, 2016. The remaining balance of $708,094 in qualified reimbursable costs are presented within Other receivables balance in the Condensed Consolidated Balance Sheet.

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

We presently have no revenue, have had losses since inception and have no operations other than the active identification of a target business with which to complete an initial business combination. As of September 30, 2016, we have cash of $53,255 held outside the trust account and $200,078,598 cash and cash equivalents held in the trust account, including interest.

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

At September 30, 2016 the Company has a working capital deficit of $718,342 (total current assets minus total current liabilities). We expect to continue incurring expenses related to professional services including, but not limited to, engaging legal counsel, consultants, advisors and accountants, as well as other operating expenses such as insurance and fees under the Administrative Services Agreement.

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

Redeemable common stock

We account for our common stock subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board Accounting Standard Codification 480, Distinguishing Liabilities from Equity. Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Recent accounting pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Proposed Sungevity Business Combination

The following is a brief summary of the terms and background of the Merger Agreement. Any description in this Quarterly Report on Form 10-Q of the Merger Agreement is qualified in all respects by reference to the complete text of the Merger Agreement, Amendment No. 1 and Amendment No. 2, which were filed with the SEC on June 29, 2016, September 21, 2016 and November 3, 2016, respectively, each as Exhibit 2.1 to our Current Reports on Form 8-K. On November 3, 2016, we filed Amendment No. 3 to our Registration Statement on Form S-4 with the SEC in connection with the Proposed Sungevity Business Combination (the “Registration Statement”). The Registration Statement contains important information regarding the Proposed Sungevity Business Combination. The following description of the Merger Agreement is qualified in all respects by reference to the more detailed description in the Registration Statement and the complete text of the Merger Agreement.

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

On September 20, 2016, we entered into Amendment No. 1, which amended the Merger Agreement to, among other things, remove the condition to closing that we have available at least $75.0 million of available cash, including in the trust account after giving effect to redemptions of shares of Company common stock at the closing of the Merger or otherwise; permit Sungevity to incur an additional $20,000,000 of indebtedness; permit the repayment by Sungevity of certain of its indebtedness at the closing of the Merger; permit Sungevity to amend its certificate of incorporation to increase the number of its authorized shares of capital stock; correct certain language in the Merger Agreement relating to the exchange of certificated and book-entry Sungevity shares in the Merger; update certain representations relating to our required stockholder approvals; and conform certain exhibits to the Merger Agreement to the forms included in the preliminary joint proxy and consent solicitation statement/prospectus filed by us with our registration statement on Form S-4 filed on July 20, 2016.

On November 3, 2016, we entered into Amendment No. 2, which amended the Merger Agreement to (i) decrease the amount of shares of our common stock issuable to the stockholders of Sungevity at the closing of the merger of Merger Sub pursuant to the Merger Agreement from 35,000,000 to 25,001,000 shares; (ii) decrease proportionally the number of shares our common stock that will be placed at the closing of the Merger into an escrow account from 3,250,000 to 2,375,095 shares; (iii) decrease proportionally the fixed component of the Termination Fee (as defined in the Merger Agreement) from $12,000,000 to $8,570,000; (iv) extend the date by which the Merger Agreement could be terminated by us or Sungevity if the Merger has not been completed by such date from November 12, 2016 to December 30, 2016; (v) permit Sungevity to incur up to (A) $10,000,000 of additional indebtedness pursuant to a secured revolving credit facility, (B) $5,000,000 of additional indebtedness pursuant to a subordinated secured or unsecured term loan, and (C) $10,000,000 of additional indebtedness pursuant to convertible promissory notes that convert into Sungevity Series D preferred stock; (vi) permit the issuance of additional warrants to acquire Sungevity Series D preferred stock in connection with the incurrence of the additional indebtedness described in the foregoing clause (v); and (vii) provide for an additional new independent director to be appointed to our Board of Directors upon the consummation of the Merger.

As a result of the Merger, holders of Sungevity Stock, Sungevity Warrants, Sungevity Options and Sungevity Convertible Notes will receive in the aggregate 25,001,000 shares of our common stock. Additionally, pursuant to the Merger Agreement, immediately following the Effective Time, a total of 700,000 shares of our common stock are to be issued without consideration to certain Sungevity employees, subject to each such employee executing a lock-up agreement pursuant to which such employee shall agree not to transfer such common stock for one year after the Effective Time.

Concurrently with the signing of Amendment No. 2, we entered into an amended and restated voting agreement with certain stockholders of Sungevity, which amended and restated the voting agreement originally executed concurrently with the signing of the Merger Agreement (the “Sungevity Stockholder Voting Agreement”). Pursuant to the Sungevity Stockholder Voting Agreement, such stockholders of Sungevity have agreed to vote their voting shares of Sungevity capital stock for the adoption of the Merger Agreement and the transactions contemplated thereby. The foregoing summary of the Sungevity Stockholder Voting Agreement is qualified in all respects by reference to the complete text of the form of Amended and Restated Voting Agreement, which was filed with the SEC on November 3, 2016 as Exhibit 10.1 to our Current Report on Form 8-K.

The consummation of the transactions contemplated by the Merger Agreement is subject to a number of conditions set forth in the Merger Agreement including, among others, receipt of the requisite approval of the stockholders of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. As of September 30, 2016, approximately $193,078,598 (excluding approximately $7,000,000 of deferred underwriting discounts) was held in trust for the purposes of consummating an initial business combination. The proceeds held in the trust account (including the deferred underwriting discounts) are held in cash and in a money market fund that invests solely in United States Treasuries compliant with Rule 2a-7 under the Investment Company Act of 1940.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 17, 2016, we issued a convertible promissory note to our sponsor that provides for our sponsor to loan us up to $1,000,000 for ongoing expenses. On March 17, 2016, we borrowed $15,000 pursuant to the convertible promissory note. Our sponsor is not obligated to loan us additional amounts pursuant to the convertible promissory note. The convertible promissory note is interest bearing at 5% per annum and is due and payable on August 4, 2017. At the option of our sponsor, any amounts outstanding under the convertible promissory note may be converted into warrants to purchase shares of our common stock at any time on or prior to the maturity date at a conversion price of $1.00 per warrant. Each warrant will entitle our sponsor to purchase one share of common stock at an exercise price of $11.50 per share. Each warrant will contain other terms identical to the terms contained in the private placement warrants. As of September 30, 2016, the outstanding principal balance of this convertible promissory note is $15,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
2.1	Amendment No. 1, dated September 20, 2016, to the Agreement and Plan of Merger, dated June 28, 2016, by and among Easterly Acquisition Corp., Solaris Merger Sub Inc., Sungevity, Inc., and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.1 filed with Form 8-K by the Company on September 21, 2016).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Company on August 10, 2015).
3.2	Bylaws (incorporated by reference to Exhibit 3.3 filed with the Form S-1 filed by the Company on May 7, 2015).
4.1	Warrant Agreement (incorporated by reference to Exhibit 4.1 filed with the Form 8-K filed by the Company on August 10, 2015).
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Easterly Acquisition Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERLY ACQUISITION CORP.

Date: November 14, 2016	/s/ Avshalom Kalichstein
	Name:	Avshalom Kalichstein
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2016	/s/ Jurgen Lika
	Name:	Jurgen Lika
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)