Form 10-K
period 2016-12-31
Easterly Acquisition Corp.
filed 2017-03-16
CIK 1641197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in any amendment to this form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☒     Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant, was approximately $195,800,000 based on its last reported sales price of $9.79 on the NASDAQ Capital Market.

As of March 6, 2017 there were 25,000,000 shares of Company’s common stock, par value $0.0001 per share, issued and outstanding.

Documents Incorporated by Reference: None.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references to:

•	“we,” “us,” “company” or “our company” are to Easterly Acquisition Corp.;
•	“IPO” refer to our initial public offering, which closed on August 4, 2015;
•	“public shares” are to shares of our common stock sold as part of the units in the IPO (whether they were purchased in our IPO or thereafter in the open market);
•	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that our initial stockholders and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;
•	“management” or our “management team” are to our executive officers and directors;
•	“sponsor” are to Easterly Acquisition Sponsor, LLC, a Delaware limited liability company;
•	“managing principals” are to David Cody, Darrell Crate and Avshalom Kalichstein, each a managing principal of Easterly LLC;
•	“initial stockholders” are to the sponsor and the independent directors who held founder shares prior to our IPO;
•	“founder shares” refer to shares of our common stock initially purchased by our sponsor in a private placement prior to our IPO; and
•	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of the IPO.

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

 We intend to capitalize on the financial services industry experience and capabilities of our management team and the significant contacts of our management team as well as our directors to identify, acquire and operate a business within the financial services industry. Our management team is led by Darrell Crate, Chairman of the Board, and Avshalom Kalichstein, Chief Executive Officer. Messrs. Crate and Kalichstein have an average of more than 23 years of financial services industry experience, and Mr. Crate brings to our team extensive capital markets and listed company experience, having served as chief financial officer of Affiliated Managers Group, Inc., a NYSE listed company, for 13 years. Messrs. Crate and Kalichstein have combined to lead more than 40 acquisition, merger and divestiture transactions in a variety of industries during the course of their careers. Each of Messrs. Crate and Kalichstein is a managing principal of Easterly LLC, a company established to make permanent capital investments on behalf of institutional clients with a focus on the commercialization of fast growing, non-bank finance and asset management companies. Easterly LLC is a successor company to Easterly Capital, LLC, a firm Mr. Crate co-founded in September 2009.

Mr. Crate is a managing principal of Easterly LLC and Easterly Capital, LLC, and also serves as a chairman of the board of directors of Easterly Government Properties, Inc., a NYSE listed company that is the successor entity to Easterly Partners, LLC, a firm he co-founded as a private real estate portfolio company of Easterly Capital, LLC. From 1998 to May 2011, Mr. Crate served as the chief financial officer of Affiliated Managers Group, Inc., a publicly traded asset management holding company. Mr. Crate was previously a managing director of the Financial Institutions Group of the Chase Manhattan Corporation based in London and New York, focusing exclusively on investment management firms.

Mr. Kalichstein is a managing principal at Easterly LLC, responsible primarily for originating and underwriting potential candidates for acquisition or investment, with a particular focus on financial services and related credit investments. Previously, in 2011, Mr. Kalichstein founded Solel Investment Group LLC, a privately-held company that jointly led the acquisition of over $900 million in specialty finance assets. Prior to forming Solel, Mr. Kalichstein was a managing director of J.C. Flowers & Co. LLC from 2004 until 2011, and was responsible for originating, monitoring, and disposing of financial services investments globally. From 2001 to 2004, Mr. Kalichstein led the corporate development group of Shinsei Bank in Tokyo, Japan. Mr. Kalichstein also led the capital structure team whose work culminated in Shinsei Bank’s initial public offering on the Tokyo Stock Exchange. Before his tenure at Shinsei Bank, Mr. Kalichstein worked as vice president, Finance and Corporate Development for SoftNet Systems, Inc. and as an associate with Capital Z Partners, a financial services-oriented private equity firm based in New York. Mr. Kalichstein began his career in the Financial Institutions Group at Goldman Sachs.

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

On August 4, 2015, simultaneously with the consummation of our IPO, we consummated the private sale of 6,750,000 private placement warrants at a purchase price of $1.00 per private placement warrant, to our sponsor, generating gross proceeds to us of $6,750,000. The private placement warrants are identical to the warrants sold as part of the public units in our IPO, except that so long as they are held by our sponsor or its permitted transferees, (i) they will not be redeemable by us, (ii) they (including the common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the sponsor until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis.

A total of $200,000,000 of the proceeds from our IPO and the private placement warrants were placed in a trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. These funds will not be released until the earlier of the completion of our initial business combination or our liquidation, although we may withdraw the interest earned on the funds held in our trust account to pay franchise and income taxes.

On September 17, 2015, we announced that the holders of our units may elect to separately trade the common stock and warrants included in the units commencing on or about September 21, 2015 on the Nasdaq Capital Market under the symbols “EACQ” and “EACQW”, respectively. Those units not separated will continue to trade on the Nasdaq Capital Market under the symbol “EACQU.”

On March 17, 2016, we issued a convertible promissory note to our sponsor that provides for our sponsor to loan us up to $1,000,000 for ongoing expenses. On March 17, 2016 and February 2, 2017, we borrowed $15,000 and $250,000, respectively, pursuant to the convertible promissory note. Our sponsor is not obligated to loan us additional amounts pursuant to the convertible promissory note. The convertible promissory note is interest bearing at 5% per annum and is due and payable on August 4, 2017. As of December 31, 2016, the interest accrued is $607. At the option of our sponsor, any amounts outstanding under the convertible note may be converted into warrants to purchase shares of common stock at any time on or prior to the maturity date at a conversion price of $1.00 per warrant. Each warrant will entitle our sponsor to purchase one share of our common stock at an exercise price of $11.50 per share. Each warrant will contain other terms identical to the terms contained in the private placement warrants.

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

We believe that the network of contacts and relationships of our management team provides us with an important source of acquisition opportunities. In addition, target business candidates may be also brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises.

Our sponsor provides support and advice to our management team in such areas as product development, marketing, client service, recruiting and operations, as well as in the pursuit of external growth through accretive, strategic acquisitions.

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

Financial Position

With funds available for an initial business combination in the amount of approximately $193,000,000 assuming no redemptions and after payment of $7,000,000 in deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

Redemption Rights for Public Stockholders Upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of our initial business combination, including interest earned on the funds and not previously released to us to pay our franchise and income taxes divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is approximately $10.01 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our initial stockholders have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of our initial business combination.

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

Although we seek to have all vendors, service providers (other than the underwriters for our IPO and our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, Messrs. Cody, Crate and Kalichstein have agreed, jointly and severally, that they will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then the managing principals will not be responsible to the extent of any liability for such third-party claims. We cannot assure you, however, that the managing principal would be able to satisfy those obligations. The managing principals will not be personally liable to pay our debts and obligations except as provided above. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets and the managing principals assert that they are unable to satisfy their indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against the managing principals to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against the managing principals to enforce their indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.00 per public share.

We seek to reduce the possibility that the managing principals will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than the underwriters for our IPO and our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. The managing principals are also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. We have access to proceeds held outside of our trust account with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

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

As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, the managing principals may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets and will not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, the managing principals will not be responsible to the extent of any liability for such third-party claims.

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

Employees

We currently have three executive officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that Messrs. Crate and Kalichstein or any other members of our management team devote in any time period varies based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

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

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financing reporting standards, or IFRS. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with GAAP or IFRS or that the potential target business will be able to prepare its financial statements in accordance with GAAP or IFRS. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2016 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer that is not an “emerging growth company” as described below will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We are an early stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are an early stage blank check company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

The financial statements included in this Report have been prepared assuming that we will continue as a going concern.

The financial statements included in this Report have been prepared assuming that we will continue as a going concern. As discussed in Note 1 to our financial statements for the year ended December 31, 2016, if the proceeds held outside the trust account and any loans under the March 17, 2016 convertible promissory note to our sponsor are insufficient to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, we may need to raise additional capital through additional loans or additional investments from our sponsor, an affiliate of our sponsor or certain of our officers and directors. None of our sponsor, any affiliate of our sponsor, or officers and directors are under any obligation to loan us funds.

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

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders will receive an amount estimated to be $10.00 per share (without taking into account interest), and our warrants will expire worthless.

We must complete our initial business combination within 24 months from the closing of our IPO. We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within the time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders will receive an amount estimated to be $10.00 per share (without taking into account interest), and our warrants will expire worthless.

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

On January 4, 2017, we received a notification letter from the staff of the Listing Qualifications Department of The Nasdaq Stock Market notifying us that we no longer comply with Nasdaq Listing Rule 5620(a) for continued listing due to our failure to hold an annual meeting of stockholders within twelve months of the end of our fiscal year ended December 31, 2015. On February 21, 2017, we submitted our plan to regain compliance on or before June 29, 2017. On March 2, 2017 The Nasdaq Stock Market granted us an extension until June 29, 2017. In the event we do not satisfy the terms of the extension, The Nasdaq Stock Market will notify us that our securities will be delisted. At that time, we will have the opportunity to appeal the determination to a Hearings Panel. If we timely appeal, our securities would remain listed pending such decision. There can be no assurance that, if we do appeal, such appeal would be successful.

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, common stock and warrants are currently listed on Nasdaq, our units, common stock and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the state of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

You are not entitled to protections normally afforded to investors of many other blank check companies.

Because we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means our units became immediately tradable and we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if we were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

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

If the net proceeds of our IPO not being held in our trust account and loan from our sponsor are insufficient to allow us to operate for at least 24 months after our IPO, we may be unable to complete our initial business combination in which case our public stockholders will receive an amount estimated to be $10.00 per share (without taking into account interest), and our warrants will expire worthless.

As of December 31, 2016, we have $24,571 available to us outside the trust account to fund our working capital requirements. On March 17, 2016, we issued a convertible promissory note to our sponsor that provides for our sponsor to loan us up to $1,000,000 for ongoing expenses. On March 17, 2016 and February 2, 2017, we borrowed $15,000 and $250,000, respectively, pursuant to the convertible promissory note. Our sponsor is not obligated to loan us additional amounts pursuant to the convertible promissory note. The funds available to us outside of our trust account and any loans under the March 17, 2016 convertible promissory note may still not be sufficient to allow us to operate for at least the 24 months after the completion of our IPO assuming that an initial business combination is not completed during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders will receive an amount estimated to be $10.00 per share (without taking into account interest) on the liquidation of our trust account and our warrants will expire worthless.

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

As of December 31, 2016, we have $24,571 available to us outside our trust account to fund our working capital requirements. On March 17, 2016, we issued a convertible promissory note to our sponsor that provides for our sponsor to loan us up to $1,000,000 for ongoing expenses. On March 17, 2016 and February 2, 2017, we borrowed $15,000 and $250,000, respectively, pursuant to the convertible promissory note. Our sponsor is not obligated to loan us additional amounts pursuant to the convertible promissory note. Any outstanding balances under the convertible promissory note and any other loans will be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination, we will cease operations except for the purpose of winding up, redeem the public shares and, subject to the approval of our board and remaining stockholders, dissolve and liquidate. Consequently, our public stockholders will receive an amount estimated to be approximately $10.00 per share on our redemption of our public shares, and our warrants will expire worthless.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors. The managing principals have agreed, jointly and severally, that they will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the managing principals will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether the managing principals have sufficient funds to satisfy their indemnity obligations and, therefore, the managing principals may not be able to satisfy those obligations. We have not asked the managing principals to reserve for such eventuality. The managing principals will not be personally liable to pay our debts and obligations except as provided above.

Our directors may decide not to enforce the indemnification obligations of the managing principals, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per share or (ii) such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, and the managing principals assert that they are unable to satisfy their obligations or that they have no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against the managing principals to enforce their indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against the managing principals to enforce their indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in United States government treasury bills with a maturity of 180 days or less or in money market funds that invest solely in United States Treasuries that are compliant with Rule 2a-7 under the Investment Company Act by meeting conditions specified under the trust agreement filed herewith. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate a business combination. If we are unable to complete our initial business combination, our public stockholders will receive an amount estimated to be $10.00 per share (without taking into account interest) on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, acquisitions and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, acquisitions and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

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

We will seek to complete a business combination with an operating company in the financial services sector, but may also pursue acquisition opportunities with other characteristics, except that we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. Because we have not consummated any definitive agreements with any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. There are 57,985,000 authorized but unissued shares of common stock available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants or warrants reserved for issuance (including those warrants issuable under the March 17, 2016 convertible promissory note of $15,000 and $250,000 borrowed on March 17, 2016 and February 2, 2017, respectively). We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination, however our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our charter, may be amended with a stockholder vote. The issuance of additional shares of common or preferred stock:

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

Resources could be wasted in researching and pursuing acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders will receive an amount estimated to be $10.00 per share (without taking into account interest) on the liquidation of our trust account and our warrants will expire worthless.

The investigation and pursuit of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders will receive an amount estimated to be $10.00 per share (without taking into account interest) on the liquidation of our trust account and our warrants will expire worthless.

We are dependent upon our executive officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, Darrell Crate, Avshalom Kalichstein and our other executive officer and directors. We believe that our success depends on the continued service of our executive officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, certain of our executive officers and directors have time and attention requirements for business activities in which Easterly LLC is engaged. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

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

Our executive officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and do not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, our executive officers and certain of our directors are managing principals of and employed by Easterly LLC, a company focused on making permanent capital investments on behalf of institutional clients with a focus on the commercialization of fast growing, non-bank finance and asset management companies. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

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

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers and directors. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we are not specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking or accounting firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

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

On March 17, 2016, we issued a convertible promissory note to our sponsor that provides for our sponsor to loan us up to $1,000,000 for ongoing expenses. On March 17, 2016 and February 2, 2017, we borrowed $15,000 and $250,000, respectively, pursuant to the convertible promissory note. Our sponsor is not obligated to loan us additional amounts pursuant to the convertible promissory note. The convertible promissory note is interest bearing at 5% per annum and is due and payable on August 4, 2017. As of December 31, 2016, the interest accrued is $607. At the option of our sponsor, any amounts outstanding under the convertible note may be converted into warrants to purchase shares of common stock at any time on or prior to the maturity date at a conversion price of $1.00 per warrant. Each warrant will entitle our sponsor to purchase one share of our common stock at an exercise price of $11.50 per share. Each warrant will contain other terms identical to the terms contained in the private placement warrants.

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

As of December 31, 2016, the proceeds from our IPO held in our trust account, the private placement of warrants and the convertible promissory note that we may use to complete our initial business combination are $200,102,350, net of the non-deferred portion of the underwriting commissions of $5,000,000. This amount includes $7,000,000 of deferred underwriting commissions that are being held in the trust account.

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

Although we believe that the net proceeds of our IPO and the sale of the private placement warrants will be sufficient to allow us to complete an initial business combination, because do not have a definitive agreement and have not yet consummated a business combination with any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our IPO and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders will receive an amount estimated to be $10.00 per share on the liquidation of our trust account, and our warrants will expire worthless.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and are not an emerging growth company will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

The following table sets forth, for the calendar quarter indicated, the high and low sales prices per unit as reported on the Nasdaq Capital Market for the period from July 30, 2015 (the first day on which our units began trading) through December 31, 2015 and for the year ended December 31, 2016, and our common stock and warrants for the period from September 22, 2015 (the first day on which our common stock and warrants were available for separate trading) through December 31, 2015 and for the year ended December 31, 2016.

	Units (EACQU)		Common Stock (EACQ)		Warrants (EACQW)
Fiscal 2015:	High	Low	High	Low	High	Low
Quarter ended 9/30/2015 (1)	$10.20	$9.99	N/A	N/A	N/A	N/A
Quarter ended 12/31/2015	$10.21	$9.72	$10.00	$9.55	$0.50	$0.37

(1)	No shares of our common stock or warrants were traded during the period ended September 30, 2015. The first shares of common stock and warrants were traded on October 2, 2015 and October 21, 2015, respectively.

	Units (EACQU)		Common Stock (EACQ)		Warrants (EACQW)
Fiscal 2016:	High	Low	High	Low	High	Low
Quarter ended 3/31/2016	$10.10	$9.74	$9.90	$9.39	$0.40	$0.33
Quarter ended 6/30/2016	$10.04	$9.85	$9.79	$9.60	$0.66	$0.30
Quarter ended 9/30/2016	$11.24	$10.03	$9.95	$9.72	$0.70	$0.54
Quarter ended 12/31/2016	$10.30	$10.00	$10.20	$9.76	$0.72	$0.31

(b)	Holders

On March 6, 2017, there was 1 record holder and approximately 39 beneficial holders of our units, 5 record holders and approximately 512 beneficial holders of our separately traded common stock, and 2 record holders and approximately 115 beneficial holders of our separately traded warrants.

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

The graph below compares the cumulative total return for our units from July 30, 2015, the date our units first became tradable, through December 31, 2016 with the comparable cumulative return of three indices: the S&P 500 Index, the Dow Jones Industrial Average Index and Nasdaq. The graph assumes $100 invested on July 30, 2015 in our units and $100 invested at that same time in each of the three listed indices.

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

Income Statement Data

	For the Period April 29, 2015 (Inception) Through December 31, 2015	For the Year Ended December 31, 2016
Loss from operations	$(1,104,202)	$(1,995,330)
Interest income	9,918	308,879
Loss before provision for taxes	(1,094,284)	(1,686,451)
Provision for income taxes	-	-
Net loss	$(1,094,284)	$(1,686,451)
Per Share Data:
Net loss per common share – basic and diluted	$(0.20)	$(0.27)
Weighted average number of common shares outstanding – basic and diluted	5,469,153	6,221,263

Balance Sheet Data

	As of December 31, 2015	As of December 31, 2016
Working capital(1)	$193,163,571	$191,477,121
Total assets(2)	$200,448,554	$200,424,658
Total liabilities	$7,284,983	$8,947,537
Value of common stock that may be redeemed in connection with an initial Business Combination ($10.00 and $10.01 per share as of December 31, 2015 and 2016, respectively)	$188,163,570	$186,477,120
Stockholders’ equity(3)	$5,000,001	$5,000,001

(1)	Includes $200,009,918 and $200,102,350 held in trust from the proceeds of our IPO and the sale of the private placement warrants plus $272,666 and $24,571 in cash held outside of our trust account, plus $165,970 and $297,737 of other current assets, less $284,983 and $1,931,930 of current liabilities, $7,000,000 and $7,000,000 in deferred underwriting fee, and $0 and $15,607 of convertible note and accrued interest, as of December 31, 2015 and December 31, 2016, respectively.

(2)	Includes $200,009,918 and $200,102,350 held in trust from the proceeds of our IPO and the sale of the private placement warrants, plus $272,666 and $24,571 in cash held outside of our trust account, plus $165,970 and $297,737 of other current assets as of December 31, 2015 and December 31, 2016, respectively.

(3)	Excludes 18,816,357 and 18,638,173 shares of our common stock purchased in the public market, which are subject to redemption in connection with an initial Business Combination, approximately $10.00 and $10.01 per share as of December 31, 2015 and December 31, 2016, respectively.

As of December 31, 2016 total assets amount includes approximately $200,102,350 being held in the trust account, $193,102,350 of which is available to us for the purposes of consummating our initial business combination within the time period described in this Report, with $7,000,000 in deferred underwriting fees payable upon consummation of our initial business combination and the remaining $24,571 being available to us for general working capital purposes. If our initial business combination is not so consummated, we will be dissolved and the proceeds held in the trust account will be distributed solely to our public stockholders.

If we seek stockholder approval of any business combination, we will offer holders of our public shares the right to have his, her or its public shares converted to cash (subject to the limitations described elsewhere in this Report) regardless of whether such stockholder votes for or against such proposed business combination. We will close an initial business combination only if we have net tangible assets of at least $5,000,001 upon such closing and, solely if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of our initial business combination. Accordingly, at December 31, 2016 public stockholders owning 18,638,173 shares sold in the IPO may exercise their conversion rights at an initial per share conversion price of $10.00 (not taking into account taxes that may be due or interest earned on the trust account) and we could still close a proposed business combination so long as a majority of shares voted at the meeting are voted in favor of the proposed business combination. Notwithstanding the foregoing, a public stockholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” will be restricted from seeking conversion rights with respect to more than 15% of the public shares. Generally, in this context, a stockholder will be deemed to be acting in concert or as a group with another stockholder when such stockholders agree to act together for the purpose of acquiring, voting, holding or disposing of our equity securities.

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

As indicated in the accompanying financial statements, at December 31, 2016, we had approximately $24,571 in cash. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

On June 28, 2016 we entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”), by and among us, Solaris Merger Sub Inc., Sungevity, Inc. (“Sungevity”), and Shareholder Representative Services LLC, to effect a business combination with Sungevity (the “Proposed Sungevity Business Combination”). On December 31, 2016 the Company terminated the Merger Agreement.

Results of Operations

For the year ended, 2016, we had a net loss of $1,686,451 which consist of general and administrative expenses and operating costs offset by interest income generated from the trust account. The interest income generated from the trust account is $308,879 and general and administrative and operating expenses are $1,995,330. We were incorporated in the State of Delaware and are required to pay franchise taxes to the State of Delaware. Franchise taxes for the year ended December 31, 2016 were accrued in the amount of $182,685. This compares with a net loss of $1,094,284 from April 29, 2015 (Inception) through December 31, 2015 which consist of general and administrative expenses and operating costs. Franchise tax from April 29, 2015 (Inception) through December 31, 2015 were accrued in the amount of $121,858.

Pursuant to a letter of intent (the “LOI”), dated April 20, 2016, between Sungevity and us, Sungevity agreed to pay or reimburse us for all reasonable and documented out-of-pocket costs and expenses incurred between the date of the LOI and the date that the Merger Agreement was executed, including fees and expenses of third party advisors, due diligence-related expenses and such other necessary and related costs and expenses incurred in furtherance of the proposed business combination. For the year ended December 31, 2016, we recorded $909,787 in qualified reimbursable costs, of which $353,517 was reimbursed by Sungevity prior to December 31, 2016. We have initiated legal action against Sungevity to recover the remaining amount of $556,270 due to us under the LOI. On March 13, 2017, Sungevity filed for Chapter 11 Bankruptcy proceedings in U.S. Bankruptcy Court for the District of Delaware to pursue and consummate a sale of its business. As a result of the bankruptcy proceedings and the legal action initiated against Sungevity, we believe a loss is probable and has, accordingly, applied a valuation allowance of $278,135 which represents approximately 50% of the total qualified reimbursable costs. The net amount of $278,135 is presented within Other receivables, net balance in the Consolidated Balance Sheet. The valuation allowance is presented within Operating expenses in the Consolidated Statement of Operations for the year ending December 31, 2016. Our estimate for this loss requires a number of assumptions available to us as of the date the consolidated financial statements are available to be issued about matters that are uncertain and, accordingly, there is no assurance that we will realize any or all of the receivable, net of the valuation allowance.

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

We presently have no revenue, have had losses since inception and have no operations other than the active identification of a target business with which to complete an initial business combination and activities in connection with the announced and subsequently terminated merger agreement with Sungevity. As of December 31, 2016, we have cash of $24,571 held outside the trust account and $200,102,350 cash held in the trust account, including interest.

We will have available to us the $24,571 of proceeds held outside the trust account (as of December 31, 2016) to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination. We will also have available to us interest earned on the funds held in our trust account to pay franchise and income taxes.

At December 31, 2016, we have a working capital deficit of $1,609,622.00 (total current assets minus total current liabilities). We expect to continue incurring expenses related to professional services including, but not limited to, engaging legal counsel, consultants, advisors and accountants, as well as other operating expenses such as insurance and fees under the Administrative Services Agreement.

On March 17, 2016, we issued a convertible promissory note to our sponsor that provides for our sponsor to loan us up to $1,000,000 for ongoing expenses. On March 17, 2016 and February 2, 2017, we borrowed $15,000 and $250,000, respectively, pursuant to the convertible promissory note. Our sponsor is not obligated to loan us additional amounts pursuant to the convertible promissory note. The convertible promissory note is interest bearing at 5% per annum and is due and payable on August 4, 2017. As of December 31, 2016, the interest accrued is $607. At the option of our sponsor, any amounts outstanding under the convertible note may be converted into warrants to purchase shares of common stock at any time on or prior to the maturity date at a conversion price of $1.00 per warrant. Each warrant will entitle our sponsor to purchase one share of our common stock at an exercise price of $11.50 per share. Each warrant will contain other terms identical to the terms contained in the private placement warrants.

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

The underwriters are entitled to underwriting commissions of 6.0%, of which 2.5% ($5,000,000) was paid at the closing of our initial public offering, and 3.5% ($7,000,000) is deferred. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete our initial business combination, subject to the terms of the underwriting agreement. The underwriters are not entitled to any interest accrued on the deferred underwriting discounts and commissions.

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

Redeemable common stock

We account for our common stock subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our consolidated balance sheet.

Recent accounting pronouncements

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. We have adopted the methodologies prescribed by ASU 2014-15 for the year ending December 31, 2016 in this Annual Report on Form 10-K.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES AND MARKET RISKS

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. As of December 31, 2016, $193,102,350 (excluding approximately $7,000,000 of deferred underwriting discounts) was held in trust for the purposes of consummating an initial business combination. The proceeds held in the trust account (including the deferred underwriting discounts) are held in cash.

We have not engaged in any hedging activities since our inception on April 29, 2015. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Page
Financial Statements
Report of Independent Registered Public Accounting Firm	53
Consolidated Balance Sheets as of December 31, 2016 and 2015	54
Consolidated Statements of Operations for the Year Ended December 31, 2016 and the Period from April 29, 2015 (Inception) through December 31, 2015	55
Consolidated Statement of Changes in Stockholders' Equity for the Year Ended December 31, 2016 and the Period from April 29, 2015 (Inception) to December 31, 2015	56
Consolidated Statement of Cash Flows for the Year Ended December 31, 2016 and the Period from April 29, 2015 (Inception) to December 31, 2015	57
Notes to Consolidated Financial Statements	58

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of Easterly Acquisition Corp.

We have audited the accompanying consolidated balance sheets of Easterly Acquisition Corp. and Subsidiary (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2016 and for the period from April 29, 2015 (inception) through December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Easterly Acquisition Corp. and Subsidiary, as of December 31, 2016, and the consolidated results of its operations and its cash flows for the year ended December 31, 2016 and for the period from April 29, 2015 (inception) through December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no present revenue, its business plan is dependent on completion of a business combination and the Company’s cash and working capital as of December 31, 2016 may not be sufficient to complete its planned activities through August 4, 2017 which is the date the Company is required to liquidate in the event that it is unable to complete a business combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1 to the financial statements. The financial statements do not include any that may result from the outcome of this uncertainty.

/s/Marcum LLP

Marcum LLP

New York, NY

March 16, 2017

EASTERLY ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015

ASSETS
Current assets
Cash	$24,571	$272,666
Prepaid expenses	18,118	96,506
Other receivables, net	279,619	69,464
Total current assets	322,308	438,636
Cash and cash equivalents held in Trust Account - restricted	200,102,350	200,009,918
Total assets	$200,424,658	$200,448,554

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,709,260	$266,916
Due to affiliate	222,670	18,067
Total current liabilities	1,931,930	284,983
Convertible note – due to Sponsor	15,607	-
Deferred underwriting fee	7,000,000	7,000,000
Total liabilities	8,947,537	7,284,983
Commitments
Common stock, subject to possible redemption or tender, 18,638,173 and 18,816,357 shares at redemption value at December 31, 2016 and December 31, 2015, respectively	186,477,120	188,163,570
Stockholders' equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 6,361,827 and 6,183,643 shares issued and outstanding (excludes 18,638,173 and 18,816,357 shares subject to possible redemption) at December 31, 2016 and December 31, 2015, respectively	636	618
Additional paid-in capital	7,780,100	6,093,667
Accumulated deficit	(2,780,735)	(1,094,284)
Total stockholders' equity	5,000,001	5,000,001
Total liabilities and stockholders' equity	$200,424,658	$200,448,554

See accompanying notes to consolidated financial statements.

EASTERLY ACQUISITION CORP.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31, 2016	For the period from April 29, 2015 (Inception) through December 31, 2015

Operating costs	$(1,812,645)	$(982,344)
State franchise taxes	(182,685)	(121,858)
Loss from operations	(1,995,330)	(1,104,202)
Other income – interest income	308,879	9,918
Net loss	$(1,686,451)	$(1,094,284)

Weighted average number of common shares outstanding, basic and diluted	6,221,263	5,469,153

Basic and diluted net loss per share	$(0.27)	$(0.20)

See accompanying notes to consolidated financial statements.

EASTERLY ACQUISITION CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Year Ended December 31, 2016 and for the Period from April 29, 2015 (inception) to December 31, 2015

	Common Shares		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in	Deficit	Equity
Balance, April 29, 2015 (Inception)	-	$-	$-	$-	$-
Sale of common stock to Sponsor	5,175,000	517	24,483	-	25,000
Sale of 20,000,000 Units, net of underwriters’ commissions	20,000,000	2,000	187,998,000	-	188,000,000
Proceeds from issuance of Private Placement Warrants	-	-	6,750,000	-	6,750,000
Offering expenses	-	-	(517,145)	-	(517,145)
Forfeiture of initial stockholder’s shares pursuant to partial exercise of underwriters’ over-allotment	(175,000)	(18)	18	-	-
Common stock subject to possible redemption or tender	(18,816,357)	(1,881)	(188,161,689)	-	(188,163,570)
Net loss	-	-	-	(1,094,284)	(1,094,284)
Balance, December 31, 2015	6,183,643	618	6,093,667	(1,094,284)	5,000,001
Common stock subject to possible redemption or tender	178,184	18	1,686,433	-	1,686,451
Net loss	-	-	-	(1,686,451)	(1,686,451)
Balance, December 31, 2016	6,361,827	636	7,780,100	(2,780,735)	5,000,001

See accompanying notes to consolidated financial statements.

EASTERLY ACQUISITION CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended	For the period from April 29, 2015 (Inception) through
	December 31, 2016	December 31, 2015
Cash flows from operating activities:
Net loss	$(1,686,451)	$(1,094,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest on cash and cash equivalents held in Trust Account	(308,879)	(9,918)
Provision for uncollectible other receivables	278,135	-
Changes in operating assets and liabilities:
Prepaid expenses	78,388	(96,506)
Other receivables	(488,290)	(69,464)
Accounts payable and accrued expenses	1,442,344	266,916
Due to affiliate	205,210	18,067
Net cash used in operating activities	(479,543)	(985,189)
Cash flows from investing activities:
Cash held in Trust Account – restricted	-	(200,000,000)
Interest income released from Trust Account for franchise taxes	216,448	-
Net cash provided by (used in) investing activities	216,448	(200,000,000)
Cash flows from financing activities:
Proceeds from issuance of common stock to initial stockholder	-	25,000
Proceeds from sale of Units, net of underwriting commissions paid	-	175,500,000
Proceeds from sale of over-allotment Units, net of underwriting commissions paid	-	19,500,000
Proceeds from sale of Private Placement Warrants	-	6,750,000
Payment of offering expenses	-	(471,108)
Proceeds from promissory note - related parties	15,000	-
Proceeds of convertible note received from Sponsor	-	100,000
Repayment of advances from affiliate and promissory note - related parties	-	(146,037)
Net cash provided by financing activities	15,000	201,257,855
Increase (decrease) in cash	(248,095)	272,666
Cash at beginning of period	272,666	-
Cash at end of period	$24,571	$272,666
Supplemental disclosure of noncash financing activities:
Deferred underwriting fees	$-	$7,000,000
Payment of offering costs through advance from related party	$-	$46,037
Change in value of common stock subject to possible redemption	$(1,686,451)	$-

See accompanying notes to consolidated financial statements.

EASTERLY ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2016, the Company has neither commenced operations nor generated any revenues to date. All activity through December 31, 2016 relates to the Company’s formation, initial public offering (described below), identifying a target company and engaging in due diligence for a Business Combination and activities in connection with the announced and subsequently terminated merger agreement with Sungevity, Inc. (“Sungevity”) (described below).

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

The Company amended and restated its certificate of incorporation on July 28, 2015 to provide that, except for the withdrawal of interest to pay franchise and income taxes, if any, that none of the funds held in trust (including the interest on such funds) will be released from the Trust Account until the earlier of (i) the completion of the initial Business Combination, (ii) the redemption of the Public Shares (as defined in Note 3) if the Company is unable to complete a Business Combination within 24 months from the closing of the Public Offering (subject to the requirements of applicable law) and (iii) the redemption of shares in connection with a vote seeking to amend Section 9.2(d) of the amended and restated certificate of incorporation in a manner that would affect the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete an initial Business Combination within 24 months from the closing of the Public Offering. For the year ended December 31, 2016, the Company withdrew $216,448 of interest earned to pay for franchise taxes in accordance with the amended and restated certificate of incorporation.

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

Shares of common stock subject to redemption or tender are recorded at redemption amount and classified as temporary equity, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.” At December 31, 2016, the amount in the Trust Account is approximately $10.01 per share of common stock sold in the Public Offering ($200,102,350 held in the Trust Account divided by 20,000,000 of Public Shares).

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

Reimbursement of Expenses Related to Proposed Sungevity Business Combination

Pursuant to a letter of intent (the “LOI”), dated April 20, 2016, between Sungevity and the Company, Sungevity agreed to pay or reimburse the Company for all reasonable and documented out-of-pocket costs and expenses incurred between the date of the LOI and the date that the Merger Agreement was executed, including fees and expenses of third party advisors, due diligence-related expenses and such other necessary and related costs and expenses incurred in furtherance of the proposed business combination. For the year ended December 31, 2016, the Company incurred $909,787 in qualified reimbursable costs, of which $353,517 was reimbursed by Sungevity prior to December 31, 2016. The Company has initiated legal action against Sungevity to recover the remaining amount of $556,270 due to the Company under the LOI. On March 13, 2017, Sungevity filed for Chapter 11 Bankruptcy proceedings in U.S. Bankruptcy Court for the District of Delaware to pursue and consummate a sale of its business. As a result of the bankruptcy proceedings and the legal action initiated against Sungevity, the Company believes a loss is probable and has, accordingly, applied a valuation allowance of $278,135 which represents approximately 50% of the total qualified reimbursable costs. The net amount of $278,135 is presented within Other receivables, net balance in the Consolidated Balance Sheet. The valuation allowance is presented within Operating expenses in the Consolidated Statement of Operations for the year ending December 31, 2016. The Company’s estimate for this loss requires a number of assumptions available to the Company as of the date the consolidated financial statements are available to be issued about matters that are uncertain and, accordingly, there is no assurance that the Company will realize any or all of the receivable, net of the valuation allowance.

Going Concern Considerations

The Company presently has no revenue, has had losses since inception and has no operations other than the active identification of a target business with which to complete its Business Combination and activities in connection with the announced and subsequently terminated merger agreement with Sungevity. As of December 31, 2016, the Company had cash of $24,571 held outside the Trust Account and $200,102,350 cash held in trust, including interest.

The Company will have available the $24,571 of proceeds held outside the Trust Account (as of December 31, 2016) and any additional Sponsor loans under the March 17, 2016 convertible promissory note (see Footnote 4) to fund its working capital needs and to continue to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination. The Company will also have available any interest earned on the funds held in the Trust Account to pay franchise and income taxes.

At December 31, 2016 the Company has a working capital deficit of $1,609,622 (total current assets minus total current liabilities). The Company expects to continue incurring expenses related to professional services including, but not limited to, engaging legal counsel, consultants, advisors and accountants, as well as other operating expenses such as insurance and fees under the Administrative Services Agreement.

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

2.          Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are prepared in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Solaris Merger Sub Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Net Loss per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Shares of common stock subject to possible redemption at December 31, 2016 and 2015 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings.

At December 31, 2016 and 2015 the Company had outstanding warrants to purchase 16,750,000 shares of common stock. The weighted average of these shares was excluded from the calculation of diluted loss per share of common stock since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying consolidated balance sheet. The Trust Account assets are held in cash as of December 31, 2016.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which exceeds the Federal depository insurance coverage of $250,000. At December 31, 2016, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no uncertain tax benefits as of December 31, 2016. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The income tax provision was deemed to be immaterial as of December 31, 2016.

Franchise Taxes

The Company is incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. The Company has adopted the methodologies prescribed by ASU 2014-15 for the year ending December 31, 2016 in this Annual Report on Form 10-K.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

The initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares until one year after the date of the consummation of the initial Business Combination or earlier if, subsequent to the initial Business Combination, (i) the last sale price of the common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination or (ii) the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property.

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

Administrative Service Agreement

The Company entered into an agreement to pay an affiliate of our Sponsor, Easterly Capital, LLC, a total of $10,000 per month starting on July 29, 2015 and continuing until the earlier of the Company’s initial Business Combination or liquidation for office space, utilities, secretarial support and administrative services. This arrangement was agreed to for the Company’s benefit and is not intended to provide the Sponsor compensation in lieu of salary or other remuneration. For the year ended December 31, 2016, the Company incurred $120,000 under the Administrative Service Agreement of which $70,000 remains as a payable as of December 31, 2016 and is reflected in Due to affiliate in the Consolidated Balance Sheet.

Related Party Advances

During the period ending December 31, 2015, an affiliate of the Sponsor advanced an aggregate of $46,037 directly to the Company’s service providers for offering costs. This was non-interest bearing, unsecured and was repaid prior to December 31, 2015.

For the year ended December 31, 2016, an affiliate of the Sponsor advanced an aggregate of $181,403 directly to the Company’s vendors related to operating expenses incurred by the Company of which $152,670 remains as a payable as of December 31, 2016. These advances are non-interest bearing, unsecured and due on demand.

Sponsor Loans

Prior to Public Offering, the Sponsor had loaned the Company $100,000 to be used for a portion of the expenses of the Public Offering. This loan was non-interest bearing, unsecured and due at the earlier of May 31, 2016 or the closing of the Public Offering. This loan was repaid in full on the closing of the Public Offering.

On March 17, 2016, the Company issued a convertible promissory note to the Sponsor that provides for the Sponsor to loan the Company up to $1,000,000 for ongoing expenses. On March 17, 2016 and February 2, 2017, the Company borrowed $15,000 and $250,000, respectively pursuant to the convertible promissory note. The Sponsor is not obligated to loan the Company additional amounts pursuant to the convertible promissory note. The convertible promissory note is interest bearing at 5% per annum and is due and payable on August 4, 2017. At the option of the Sponsor, any amounts outstanding under the convertible promissory note may be converted into warrants to purchase shares of common stock at any time on or prior to the maturity date at a conversion price of $1.00 per warrant. Each warrant will entitle the Sponsor to purchase one share of common stock at an exercise price of $11.50 per share. Each warrant will contain other terms identical to the terms contained in the Private Placement Warrants. As of December 31, 2016, the outstanding principal balance of this convertible promissory note is $15,000 and accrued and unpaid interest of $607 is reflected in Convertible note – due to Sponsor in the Consolidated Balance Sheet.

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

5.	Income Taxes

The Company’s net deferred tax assets are as follows:

	December 31, 2016	December 31, 2015
Deferred tax asset
Provision for uncollectible other receivables	$118,429	$-
Net operating loss carryforward	1,062,487	496,880
Total deferred tax asset	1,180,916	496,880
Valuation allowance	(1,180,916)	(496,880)
Deferred tax asset, net of allowance	$-	$-

The income tax provision (benefit) consists of the following:

	December 31, 2016	December 31, 2015
Federal
Current	$-	$-
Deferred	(571,663)	(371,295)
State and local
Current	-	-
Deferred	(112,373)	(125,585)
Change in valuation allowance	684,036	496,880
Income tax provision (benefit)	$-	$-

As of December 31, 2016, the Company had U.S. federal and state net operating loss carryovers (“NOLs”) of $2,495,271 available to offset future taxable income. These NOLs expire beginning in 2036. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change in control as defined under the regulations.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2016, and the Period from April 29, 2015 (Inception) through December 31, 2015, the change in the valuation allowance was $684,036 and 496,880, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31, 2016	December 31, 2015
Statutory federal income tax rate	34.0%	34.0%
State and local taxes, net of federal tax benefit	8.4%	10.5%
Other	(0.1)%	(0.1)%
Change in valuation allowance	(42.5)%	(44.4)%
Income tax provision (benefit)	0.0%	0.0%

6.	Commitments

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

The Company is authorized to issue up to 100,000,000 shares of common stock with a par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At December 31, 2016, there were 6,361,827 shares of common stock issued and outstanding (excluding 18,638,173 shares of common stock subject to possible redemption).

The Company is authorized to issue up to 1,000,000 shares of preferred stock with a par value $0.0001 per share. At December 31, 2016 there were no shares of preferred stock issued and outstanding.

8.	Quarterly Financial Results (unaudited)

The following table sets forth certain unaudited quarterly results of operations of the Company for the period from April 29, 2015 (Inception) through December 31, 2015 and for the year ended December 31, 2016. In the opinion of management, this information has been prepared on the same basis as the audited financial statements and all necessary adjustments, consisting only of normally recurring adjustments, have been included in the amounts sated below to present fairly the quarterly information when read in conjunction with the audited financial statements and related notes. The quarterly operating results are not necessarily indicative of future results of operations.

For the year ended December 31, 2016	First Quarter (Unaudited)	Second Quarter (Unaudited)	Third Quarter (Unaudited)	Fourth Quarter (Unaudited)

Loss from operations	$(231,117)	$(181,181)	$(666,074)	$(916,958)
Interest income	69,443	87,245	102,959	49,232
Total other income	69,443	87,245	102,959	49,232
Net loss	$(161,674)	$(93,936)	$(563,115)	$(867,726)
Weighted average number of common shares outstanding, excluding shares subjected to possible conversions-basic and diluted	6,183,643	6,207,268	6,220,297	6,272,876
Basis and diluted net income (loss) per Share	$(0.03)	$(0.02)	$(0.09)	$(0.14)

For the Period from April 29, 2015 (Inception) to December 31, 2015	Second Quarter (Unaudited)	Third Quarter (Unaudited)	Fourth Quarter (Unaudited)

Loss from operations	$(2,910)	$(336,488)	$(764,804)
Interest income	-	-	9,918
Total other income	-	-	9,918
Net loss	$(2,910)	(336,488)	(754,886)
Weighted average number of common shares outstanding, excluding shares subjected to possible conversions-basic and diluted	4,500,000	5,492,989	6,108,976
Basis and diluted net income (loss) per Share	$(0.00)	$(0.06)	$(0.12)

9.	Subsequent Event

Management of the Company evaluated events that have occurred after the balance sheet date of December 31, 2016, through the date the consolidated financial statements were issued.

On January 4, 2017, the Company received a letter from the staff of the Listing Qualifications Department of The Nasdaq Stock Market notifying the Company that the Company no longer complies with NASDAQ Listing Rule 5620(a) for continued listing due to its failure to hold an annual meeting of stockholders within twelve months of the end of the Company’s fiscal year ended December 31, 2015. On February 21, 2017, the Company submitted its plan to regain compliance on or before June 29, 2017. On March 2, 2017 The Nasdaq Stock Market granted the Company of an extension until June 29, 2017. In the event the Company does not satisfy the terms of the extension, The Nasdaq Stock Market will notify the Company that its securities will be delisted. At that time, the Company will have the opportunity to appeal the determination to a Hearings Panel.

On February 2, 2017, the Company borrowed an additional $250,000 pursuant to the March 17, 2016 convertible promissory note.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Controls Over Financial Reporting

As required by the SEC rules and regulations for the implementation of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal controls over financial reporting at December 31, 2016. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal controls over financial reporting at December 31, 2016.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. As an emerging growth company, management’s report is not subject to attestation by our registered public accounting firm.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our current directors and executive officers are as follows:

Name	Age	Position
Darrell W. Crate	50	Chairman of the Board of Directors

Avshalom Y. Kalichstein	42	Chief Executive Officer and Director

Jurgen Lika	33	Chief Financial Officer

James N. Hauslein	57	Director

David W. Knowlton	59	Director

Thomas W. Purcell	46	Director

Darrell W. Crate, 50, has served as Chairman of the Board of Directors since May 2015. Mr. Crate is a managing principal at Easterly LLC, a company established to make permanent capital investments on behalf of institutional clients with a focus on the commercialization of fast growing, non-bank finance and asset management companies. Easterly LLC is a successor company to Easterly Capital, LLC, a firm Mr. Crate co-founded in September 2009. Mr. Crate also serves as a chairman of the board of directors of Easterly Government Properties Inc., a NYSE listed company that is the successor entity to Easterly Partners, LLC, a firm he co-founded as a private real estate portfolio company of Easterly Capital, LLC. From 1998 to May 2011, Mr. Crate served as the chief financial officer of Affiliated Managers Group, Inc., a publicly traded asset management holding company. Mr. Crate was previously a managing director of the Financial Institutions Group of the Chase Manhattan Corporation based in London and New York, focusing exclusively on investment management firms. Mr. Crate’s board memberships presently include serving as a member of the executive committee of the board of trustees of Bates College, as the vice chairman of the Aircraft Owners and Pilots Association, a global organization supporting general aviation, as the treasurer of the International Yacht Restoration School and as a member of the board of directors of Ivenix, Inc., a medical device company. Mr. Crate is also on the advisory board of the Robert F. Kennedy Children’s Action Corps, an organization that advocates for children encumbered in the juvenile justice system. Mr. Crate earned his MBA from Columbia Business School and his BA from Bates College.

Avshalom Y. Kalichstein, 42, has been our Chief Executive Officer since May 2015. Since May 2014, Mr. Kalichstein has been a managing principal at Easterly LLC, responsible primarily for originating and underwriting potential candidates for acquisition or investment, with a particular focus on financial services and related credit investments. Previously, in 2011, Mr. Kalichstein founded, and is the managing member of Solel Investment Group LLC, a privately-held company that jointly led the acquisition of over $900 million in specialty finance assets. Prior to forming Solel, Mr. Kalichstein was a managing director of J.C. Flowers & Co. from 2004 until 2011. While at J.C. Flowers & Co., Mr. Kalichstein was responsible for originating, monitoring, and disposing of financial services investments globally, with a focus on consumer and commercial finance, banking, and property/casualty insurance. From 2001 to 2004, Mr. Kalichstein led the corporate development group of Shinsei Bank in Tokyo, Japan. Mr. Kalichstein also led the capital structure team whose work culminated in Shinsei Bank’s initial public offering on the Tokyo Stock Exchange. Prior to his tenure at Shinsei Bank, Mr. Kalichstein previously worked as vice president, Finance and Corporate Development for SoftNet Systems, Inc. and as an associate with Capital Z Partners, a financial services-oriented private equity firm based in New York. Mr. Kalichstein began his career in the Financial Institutions Group at Goldman Sachs. Mr. Kalichstein earned his BA in Mathematics and Economics, magna cum laude, from Brown University.

Jurgen Lika, 33, has been our Chief Financial Officer since May 2015. Mr. Lika is the vice president of finance at Easterly LLC. Mr. Lika was a manager at PricewaterhouseCoopers LLP in the asset management industry, where he provided audit and non-audit services to financial services clients from 2005 until 2014. Mr. Lika’s experience at PricewaterhouseCoopers LLP includes audits of investment advisors and regulated and unregulated investment companies, including mutual funds, bank collective funds and investment partnerships. Mr. Lika earned his BA from Boston University. Mr. Lika is also a licensed CPA. Mr. Lika’s expertise lies in the areas of investment valuation and controls, especially as related to fund accounting and reporting.

James N. Hauslein, 57, has been a member of our Board of Directors since July 2015. Mr. Hauslein is currently Managing Director of Hauslein & Company, Inc., a private investment firm. He has been with Hauslein & Company, Inc. since 1990. Mr. Hauslein was involved in the acquisition of a controlling interest in Sunglass Hut International in June 1987 and subsequently led the buyout in 1991 and the initial public offering in 1993. Mr. Hauslein served as Executive Chairman of Sunglass Hut International from 1991 until 2001, and for part of his tenure was Chief Executive Officer of Sunglass Hut (May 1997 – January 1998 and January 2001 – April 2001). Under Mr. Hauslein’s leadership, Sunglass Hut grew in revenue from approximately $37 million in 1987 to approximately $680 million in fiscal 2000 prior to the sale to Luxottica Group SpA. At the time of the sale to the Luxottica Group, Sunglass Hut operated approximately 2,000 company-owned stores in North America, Europe, Asia and the Caribbean. While at Sunglass Hut, Mr. Hauslein presided over numerous add-on acquisitions in the United States and Australia as well as organic growth in North America, the Caribbean, and Europe and a joint venture in Singapore. Mr. Hauslein previously served on the Board of Directors of Freedom Acquisition Holdings Inc., GLG Partners, Inc., Liberty Acquisition Holdings Corp., and Elephant Capital plc. Mr. Hauslein served as Chairman and Chief Executive Officer of Atlas Acquisition Holdings Corp. from August 2007 until March 2010. Currently, Mr. Hauslein serves on the boards of Innovate Partners, NB Parent Company Inc., and CrowdFlik, Inc. Mr. Hauslein is also a member of the Board of Directors of AOPA (Aircraft Owners & Pilots Association), a member of the Board of Directors of the Jamestown Foundation (Washington, DC), a Director of the American Swiss Foundation, and formerly a Trustee of the Pine School (Hobe Sound, FL). Mr. Hauslein received his MBA from Cornell University’s Johnson Graduate School of Management, and his Bachelor of Science in Chemical Engineering from Cornell University.

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

David W. Knowlton, 59, has been a member of our Board of Directors since July 2015. Mr. Knowlton is a Managing Partner at Three Ocean Partners LLC, a firm he founded in 2011, where he advises his clients on mergers and acquisitions as well as recapitalizations and restructurings. Prior to Three Ocean Partners LLC, Mr. Knowlton was a Managing Partner at Watch Hill Partners LLC, an investment banking firm which he launched in 2003 and sold to FBR Capital Markets in 2009. Mr. Knowlton continued to work at FBR Capital Markets as Vice Chairman of Investment Banking and Head of the Corporate Advisory practice until 2010. Watch Hill Partners advised on over $30 billion in assignments and made several merchant banking investments. From December 1996 until March 1999, Mr. Knowlton established and ran Gleacher & Company’s financial sponsor efforts, as Managing Director of North American Investment Banking and Head of Acquisition Finance for NatWest Markets, the U.S. M&A and merchant banking arm of NatWest. He began his career with an internship with the Joint Economic Committee in Washington, DC, and then joined Manufacturers Hanover Trust Company in 1980. He held a number of positions in multinational client management and oil and gas industry lending before joining MHT's Acquisition Finance Group in 1985. After the mergers with both Chemical Bank and Chase Manhattan Bank, Mr. Knowlton continued his position as Managing Director in Acquisition Finance.

Thomas W. Purcell, 46, has been a member of our Board of Directors since July 2015. Mr. Purcell is currently establishing his family office, Lake Trail Capital, which will invest in public securities as well as private businesses. Mr. Purcell was a Portfolio Manager at Viking Global Investors from 2003 until 2014, where he was responsible for managing a team of analysts and a diversified portfolio with a primary focus in financial services as well as business devices, energy and other industries. While at Viking Mr. Purcell served as the firm’s Co-Chief Investment Officer from 2012 until June 2014, as a member of the Management Committee from 2005 until March 2015 and as a member of the Executive Committee from July 2007 until March 2015. From October 1999 until becoming a Portfolio Manager in 2003, Mr. Purcell was responsible for researching investment ideas in financial service companies. From May 1998 until September 1999, Mr. Purcell worked for Tiger Management on a full time and consulting basis where he was responsible for researching investment ideas among chemical, paper, general industrial companies and Japanese banks. From 1995 until 1997, Mr. Purcell worked for ING Equity Partners as an associate responsible for identifying, researching and executing private equity investments. From 1993 until 1995, Mr. Purcell worked in Mergers and Acquisitions at Salomon Brothers Inc. Mr. Purcell is a graduate of Harvard Business School, where he was a Baker Scholar, and of Georgetown University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Act of 1934, our directors and executive officers, and any persons holding 10% or more of its common stock, are required to report their beneficial ownership and any changes therein to the SEC and us. Specific due dates for those reports have been established, and we are required to report herein any failure to file such reports by those due dates. Based on our review of Forms 3, 4 and 5 filed by such persons, we believe that during the fiscal year ended December 31, 2016 all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

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

Our sponsor, executive officers and directors may become involved with subsequent blank check companies similar to our company, although they have agreed not to participate in the formation of, or become an officer or director of, any other blank check company until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 24 months after the closing of the IPO. Potential investors should also be aware of the following other potential conflicts of interest:

•	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.
•	In the course of their other business activities, our officers and directors may become aware of acquisition and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•	Our initial stockholders have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the consummation of our initial business combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our initial business combination within 24 months after the closing of the IPO. If we do not complete our initial business combination within such applicable time period the proceeds of the sale of the private placement warrants will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. Our initial stockholders have agreed not to transfer, assign or sell any of their founder shares (except to certain permitted transferees) until one year after the date of the consummation of our initial business combination or earlier if subsequent to our initial business combination, (i) the last sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (ii) we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the private placement warrants and the common stock underlying such warrants, will not be transferable, assignable or salable by our sponsor until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors directly or indirectly own common stock and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.
•	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

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

The following table sets forth certain information available to us as of March 9, 2017, with respect to shares of our common stock held by (i) our named executive officers, (ii) each of our directors, (iii) each stockholder who is known to us to be the beneficial owner of more than 5% of our issued and outstanding common stock based on statements filed with the SEC pursuant to Section 13(d) or 13(g) of the Exchange Act, and (iv) all of our current directors and executive officers as a group.

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our executive officers and directors that beneficially owns shares of our common stock; and
•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of March 9, 2017.

Beneficial Ownership of Common Stock

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percent of Class
Easterly Acquisition Sponsor, LLC	4,928,000	19.9%

Alyeska Investment Group, L.P.(2)
Alyeska Fund GP, LLC(2)
Alyeska Fund 2 GP, LLC(2)
Anand Parekh(2)	2,285,121	9.1%

Fir Tree Inc.(3)	1,850,000	7.4%

TD Asset Management Inc. (4)
TDAM USA Inc.(4)	1,767,300	7.1%

Putnam Investments, LLC(5)
Putnam Investment Management, LLC(5)
The Putnam Advisory Company, LLC(5)	1,509,600	6.0%

Polar Asset Management Partners Inc.(6)	2,182,358	8.7%

David Cody(7)	4,928,000	19.9%
Darrell Crate(7)	4,928,000	19.9%
Avshalom Kalichstein(7)	4,928,000	19.9%
James N. Hauslein	24,000	*
David W. Knowlton	24,000	*
Thomas W. Purcell(8)	24,000	*
Jurgen Lika	0	—
All directors and executive officers as a group (7 individuals)	5,000,000	20.0%

* Less than one percent.

(1)	This table is based on 25,000,000 shares of our common stock outstanding as of March 9, 2017. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed above has sole voting and investment power with respect to such shares. Unless otherwise indicated, the business address of each of the directors and executive officers in this table is 375 Park Avenue, 21st Floor, New York, NY 10152. The table does not reflect record or beneficial ownership of the 6,750,000 private placement warrants as these warrants are not exercisable within 60 days of March 9, 2017.

(2)	According to a Schedule 13G/A filed with the SEC on February 14, 2017 on behalf of Alyeska Investment Group, L.P., Alyeska Fund GP, LLC, Alyeska Fund 2 GP, LLC, and Anand Parekh. The business address of these stockholders is 77 West Wacker Drive, 7th Floor, Chicago, IL 60601.
(3)	According to a Schedule 13G filed with the SEC on February 16, 2016 on behalf of Fir Tree Inc. (“Fir Tree”). Represents common stock purchased by certain private-pooled investment vehicles for which Fir Tree serves as the investment manager. Fir Tree is the investment manager of such private-pooled investment vehicles and has been granted investment discretion over portfolio investments. The business address of this stockholder is 505 Fifth Avenue, 23rd Floor, New York, New York 10017.
(4)	According to a Schedule 13G/A filed with the SEC on February 10, 2017 on behalf of TD Asset Management Inc. (“TDAM”) and TDAM USA Inc. (“TDAM-UDA”). TDAM individually beneficially owns 1,766,600 shares of common stock and TDAM-USA individually beneficially owns 700 shares of common stock. The business address of these stockholders is Canada Trust Tower, BCE Place, 161 Bay Street, 35th Floor, Toronto, Ontario, M5J 2T2.
(5)	According to a Schedule 13G filed with the SEC on February 14, 2017 on behalf of Putnam Investments, LLC (“PI”), Putnam Investment Management, LLC (“PIM”) and Putnam Advisory Company, LLC (“PAC”). PIM individually beneficially owns 1,509,600 shares of common stock. PI wholly owns PIM and PAC, each a registered investment adviser. PIM is the investment adviser to the Putnam family of mutual funds. Putnam mutual funds managed by PIM, through their boards of trustees, have voting power. The business address of these stockholders is One Post Office Square, Boston, Massachusetts 02109.
(6)	According to a Schedule 13G/A filed with the SEC on February 10, 2017 on behalf of Polar Asset Management Partners Inc. Polar Asset Management Partners Inc. serves as the investment manager to Polar Multi Strategy Master Fund, a Cayman Islands exempted company ("PMSMF") and certain managed accounts (together with PMSMF, the “Polar Vehicles”), with respect to the shares directly held by the Polar Vehicles. The business address of this stockholder is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.
(7)	David Cody, Darrell Crate and Avshalom Kalichstein may be deemed to beneficially own shares held by our sponsor by virtue of their shared control of our sponsor. Mr. Cody, Mr. Crate and Mr. Kalichstein together have sole voting and investment power over the shares held by our sponsor.
(8)	Shares are held by Lake Trail Illiquid Investments LLC. Mr. Purcell holds shared voting and investment power over the shares held by Lake Trail Illiquid Investments LLC and disclaims beneficial ownership of the shares except to the extent of his pecuniary interest therein.

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

Our sponsor purchased from us an aggregate of 6,750,000 private placement warrants, each exercisable to purchase one share of our common stock at $11.50 per share, at a price of $1.00 per private placement warrant ($6,750,000 in the aggregate) in a private placement that occurred simultaneously with our IPO. The private placement warrants are identical to the warrants sold as part of the units in our IPO except that, so long as they are held by our sponsor or its permitted transferees, (i) they will not be redeemable by us, (ii) they (including the common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis.

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

Prior to our IPO, our sponsor provided an aggregate of $100,000 to us under an unsecured promissory note to be used for a portion of the expenses of our IPO. This was non-interest bearing, unsecured and was repaid upon the closing of our initial public offering. For the period from April 29, 2015 (inception) through December 31, 2015, an affiliate of our sponsor advanced an aggregate of $46,037 directly to the Company’s service providers for offering costs. This was non-interest bearing, unsecured and was repaid during the year. For the year ended December 31, 2016, an affiliate of our sponsor advanced an aggregate of $181,403 directly to our vendors related to operating expenses incurred by us of which $152,670 remains as a payable as of December 31, 2016. These advances are non-interest bearing, unsecured and due on demand.

On March 17, 2016, we issued a convertible promissory note to our sponsor that provides for our sponsor to loan us up to $1,000,000 for ongoing expenses. On March 17, 2016 and February 2, 2017, we borrowed $15,000 and $250,000, respectively, pursuant to the convertible promissory note. Our sponsor is not obligated to loan us additional amounts pursuant to the convertible promissory note. The convertible promissory note is interest bearing at 5% per annum and is due and payable on August 4, 2017. As of December 31, 2016, the interest accrued is $607. At the option of our sponsor, any amounts outstanding under the convertible note may be converted into warrants to purchase shares of common stock at any time on or prior to the maturity date at a conversion price of $1.00 per warrant. Each warrant will entitle our sponsor to purchase one share of our common stock at an exercise price of $11.50 per share. Each warrant will contain other terms identical to the terms contained in the private placement warrants.

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

The firm of Marcum LLP acted as our independent registered public accounting firm for the year ended December 31, 2016 and for the period from April 29, 2015 (inception) to December 31, 2015. The following is a summary of fees incurred for services rendered by Marcum LLP.

Audit Fees

During the period from April 29, 2015 (inception) to December 31, 2015, professional fees for our independent registered public accounting firm were $85,685 for the audit of our financial statements dated May 4, 2015 and filed with our Registration Statement on Form S-1, the Current Report on Form 8-K filed in connection with the closing of our IPO, the review of the financial information included in our Quarterly Reports on Form 10-Q and the audit of the financial statements as of December 31, 2015 and for the period from April 29, 2015 (inception) through December 31, 2015 that are included within and made part of this Report.

During the year ended December 31, 2016, professional services rendered for the audit of our annual financial statements and the review of the financial information included in our Quarterly Reports on Forms 10-Q for the quarterly periods during the year ended December 31, 2016 totaled $50,058.

Audit-Related Fees

During the year ended December 31, 2016, professional services rendered with regards to the consents included in our Registration Statements on Forms S-4 and S-4/As filed during the year totaled $60,818.

Tax Fees

We have engaged Marcum LLP to perform tax compliance services for the year ended December 31, 2016 and for the period from April 29, 2015 (inception) to December 31, 2015. The fees associated with the services related to the period from April 29, 2015 (inception) to December 31, 2015 were $14,420. The fees associated with the services for the year ended December 31, 2016 are expected to be $3,500.

All Other Fees

During the year ended December 31, 2016 and for the period from April 29, 2015 (inception) to December 31, 2015, there were no services provided and no fees billed for services provided by our independent registered public accounting firm other than those set forth above.

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

(3)        Exhibits:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Company on August 10, 2015).
3.2	Bylaws (incorporated by reference to Exhibit 3.3 filed with the Form S-1 filed by the Company on May 8, 2015).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Form S-1/A filed by the Company on June 12, 2015).
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S-1/A filed by the Company on June 12, 2015).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with the Form S-1/A filed by the Company on June 12, 2015).
4.4	Warrant Agreement, dated July 29, 2015, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 filed with the Form 8-K filed by the Company on August 10, 2015)
10.1	Promissory Note, dated May 4, 2015 issued to Easterly Acquisition Sponsor, LLC (incorporated by reference to Exhibit 10.1 filed with the Form S-1 filed by the Company on May 8, 2015 ).
10.2	Amended and Restated Investment Management Trust Agreement, dated October 13, 2015, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.1 filed with the Form 10-Q filed by the Company on November 13, 2015).
10.3	Registration Rights Agreement, dated July 29, 2015, between the Company and certain security holders (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Company on August 10, 2015).
10.4	Securities Subscription Agreement, dated May 4, 2015, between the Company and Easterly Acquisition Sponsor, LLC (incorporated by reference to Exhibit 10.7 filed with the Form S-1 filed by the Company on May 8, 2015).
10.5	Sponsor Warrants Purchase Agreement, dated July 29, 2015, between the Company and Easterly Acquisition Sponsor, LLC (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Company on August 10, 2015).
10.6	Indemnity Agreement, dated August 4, 2015, between the Company and Avshalom Kalichstein (incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed by the Company on August 10, 2015).
10.7	Indemnity Agreement, dated August 4, 2015, between the Company and Darrell Crate (incorporated by reference to Exhibit 10.5 filed with the Form 8-K filed by the Company on August 10, 2015).
10.8	Indemnity Agreement, dated August 4, 2015, between the Company and Jurgen Lika (incorporated by reference to Exhibit 10.6 filed with the Form 8-K filed by the Company on August 10, 2015).
10.9	Indemnity Agreement, dated August 4, 2015, between the Company and James Hauslein (incorporated by reference to Exhibit 10.7 filed with the Form 8-K filed by the Company on August 10, 2015).

10.10	Indemnity Agreement, dated August 4, 2015, between the Company and David Knowlton (incorporated by reference to Exhibit 10.8 filed with the Form 8-K filed by the Company on August 10, 2015).
10.11	Indemnity Agreement, dated August 4, 2015, between the Company and Thomas Purcell (incorporated by reference to Exhibit 10.9 filed with the Form 8-K filed by the Company on August 10, 2015).
10.12	Administrative Services Agreement, dated July 29, 2015, by and between the Company and an affiliate of Easterly Acquisition Sponsor, LLC (incorporated by reference to Exhibit 10.10 filed with the Form 8-K filed by the Company on August 10, 2015).
10.13	Insider Letter, dated July 29, 2015, among the Company, and its officers, its directors, and Easterly Acquisition Sponsor, LLC (incorporated by reference to Exhibit 10.11 filed with the Form 8-K filed by the Company on August 10, 2015).
10.14	Convertible Promissory Note, dated March 17, 2016, issued to Easterly Acquisition Sponsor, LLC (incorporated by reference to Exhibit 10.14 filed with the Form 10-K filed by the Company on March 30, 2016).
14	Form of Code of Ethics (incorporated by reference to Exhibit 14 filed with the Form S-1/A filed by the Company on June 12, 2015).
21	Subsidiary of the Company: Solaris Merger Sub Inc. (Delaware)
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

EASTERLY ACQUISITION CORP.

Date: March 16, 2017	/s/ Avshalom Kalichstein
	Name:	Avshalom Kalichstein
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: March 16, 2017	/s/ Jurgen Lika
	Name:	Jurgen Lika
	Title:	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 16, 2017	/s/ Darrell Crate
	Name:	Darrell Crate
	Title:	Chairman

Date: March 16, 2017	/s/ James Hauslein
	Name:	James Hauslein
	Title:	Director

Date: March 16, 2017	/s/ David Knowlton
	Name:	David Knowlton
	Title:	Director

Date: March 16, 2017	/s/ Thomas Purcell
	Name:	Thomas Purcell
	Title:	Director

