Form 10-Q
period 2017-03-31
Easterly Acquisition Corp.
filed 2017-05-10
CIK 1641197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer ☒
Non-accelerated filer	☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)		Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

As of May 5, 2017, there were 25,000,000 shares of the Company’s common stock issued and outstanding.

EASTERLY ACQUISITION CORP.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Easterly Acquisition Corp.

Condensed Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	Unaudited
ASSETS
Current assets
Cash	$26,470	$24,571
Prepaid expenses	66,108	18,118
Other receivables, net	-	279,619
Total current assets	92,578	322,308
Cash and cash equivalents held in Trust Account - restricted	200,185,715	200,102,350
Total assets	$200,278,293	200,424,658

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,600,730	$1,709,260
Due to affiliate	279,689	222,670
Convertible note – due to Sponsor	267,782	15,607
Total current liabilities	2,148,201	1,947,537
Deferred underwriting fee	7,000,000	7,000,000
Total liabilities	9,148,201	8,947,537
Commitments
Common stock, subject to possible redemption or tender, 18,595,741 and 18,638,173 shares at redemption value at March 31, 2017 and December 31, 2016, respectively	186,130,091	186,477,120
Stockholders' equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 6,404,259 and 6,361,827 shares issued and outstanding (excludes 18,595,741 and 18,638,173 shares subject to possible redemption) at March 31, 2017 and December 31, 2016, respectively	640	636
Additional paid-in capital	8,127,125	7,780,100
Accumulated deficit	(3,127,764)	(2,780,735)
Total stockholders' equity	5,000,001	5,000,001
Total liabilities and stockholders' equity	$200,278,293	$200,424,658

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

Easterly Acquisition Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

Operating costs	$(466,830)	$(184,163)
State franchise taxes	(46,118)	(46,954)
Loss from operations	(512,948)	(231,117)
Other income – interest income	165,919	69,443
Net loss	$(347,029)	$(161,674)

Weighted average number of common shares outstanding, basic and diluted	6,361,827	6,183,643

Basic and diluted net loss per share	$(0.05)	$(0.03)

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

Easterly Acquisition Corp.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Three Months	Three Months
	Ended March 31, 2017	Ended March 31, 2016
Cash flows from operating activities:
Net loss	$(347,029)	$(161,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest on cash and cash equivalents held in Trust Account	(165,919)	(69,443)
Provision for uncollectible other receivables	278,135	-
Changes in operating assets and liabilities:
Prepaid expenses	(47,990)	(1,319)
Other receivables	1,484	-
Accounts payable and accrued expenses	(108,530)	(49,676)
Due to affiliate	57,019	5,755
Interest on convertible note to Sponsor	2,175	-
Net cash used in operating activities	(330,655)	(276,357)
Cash flows from investing activities:
Interest income released from Trust Account for franchise taxes	82,554	-
Net cash provided by investing activities	82,554	-
Cash flows from financing activities:
Proceeds of convertible note received from Sponsor	250,000	15,000
Net cash provided by financing activities	250,000	15,000
Increase (decrease) in cash	1,899	(261,357)
Cash at beginning of period	24,571	272,666
Cash at end of period	$26,470	$11,309
Supplemental disclosure of noncash financing activities:
Change in value of common stock subject to possible redemption	$(347,029)	$(161,674)

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

As of March 31, 2017, the Company has neither commenced operations nor generated any revenues to date. All activity through March 31, 2017 relates to the Company’s formation, initial public offering (described below), identifying a target company and engaging in due diligence for a Business Combination.

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

The Company amended and restated its certificate of incorporation on July 28, 2015 to provide that, except for the withdrawal of interest to pay franchise and income taxes, if any, that none of the funds held in trust (including the interest on such funds) will be released from the Trust Account until the earlier of (i) the completion of the initial Business Combination, (ii) the redemption of the Public Shares (as defined in Note 3) if the Company is unable to complete a Business Combination within 24 months from the closing of the Public Offering (subject to the requirements of applicable law) and (iii) the redemption of shares in connection with a vote seeking to amend Section 9.2(d) of the amended and restated certificate of incorporation in a manner that would affect the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete an initial Business Combination within 24 months from the closing of the Public Offering. For the three-month period ended March 31, 2017, the Company withdrew $82,554 of interest earned to pay for franchise taxes in accordance with the amended and restated certificate of incorporation.

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

Shares of common stock subject to redemption or tender are recorded at redemption amount and classified as temporary equity, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.” At March 31, 2017, the amount in the Trust Account is approximately $10.01 per share of common stock sold in the Public Offering ($200,185,715 held in the Trust Account divided by 20,000,000 of Public Shares).

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

Reimbursement of Expenses Related to Proposed Sungevity Business Combination

On June 28, 2016, the Company entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”), by and among the Company, Solaris Merger Sub Inc., Sungevity, Inc. (“Sungevity”), and Shareholder Representative Services LLC, to effect a business combination with Sungevity (the “Proposed Sungevity Business Combination”). On December 31, 2016, the Company terminated the Merger Agreement.

Pursuant to a letter of intent (the “LOI”), dated April 20, 2016, between Sungevity and the Company, Sungevity agreed to pay or reimburse the Company for all reasonable and documented out-of-pocket costs and expenses incurred between the date of the LOI and the date that definitive documents with respect to the proposed merger, including fees and expenses of third party advisors, due diligence-related expenses and such other necessary and related costs and expenses incurred in furtherance of the proposed business combination. For the year ended December 31, 2016, the Company incurred $909,787 in qualified reimbursable costs, of which $353,517 was reimbursed by Sungevity prior to December 31, 2016. The Company has initiated legal action against Sungevity to recover the remaining amount of $556,270 due to the Company under the LOI. On March 13, 2017, Sungevity filed for Chapter 11 Bankruptcy proceedings in U.S. Bankruptcy Court for the District of Delaware to pursue and consummate a sale of its business. The Company’s legal action has been stayed pending resolution of the bankruptcy proceedings. As a result of the bankruptcy proceedings and the legal action initiated against Sungevity, the Company believes a loss is probable and has, accordingly, applied a valuation allowance of $556,270 which represents the full amount of qualified reimbursable costs. Of this valuation allowance, $278,135 is presented within Operating expenses in the Condensed Consolidated Statement of Operations for the quarter ending March 31, 2017. The remainder of the allowance was first expensed during the year ending December 31, 2016. The Company’s estimate for this loss requires a number of assumptions available to the Company as of the date the condensed consolidated financial statements are issued, about matters that are uncertain and, accordingly, the actual realized amount paid to the Company from the bankruptcy proceedings may be more than $0.

Going Concern Considerations

The Company presently has no revenue, has had losses since inception and has no operations other than the active identification of a target business with which to complete its Business Combination. As of March 31, 2017, the Company had cash of $26,470 held outside the Trust Account and $200,185,715 cash and cash equivalents held in trust, including interest.

The Company will have available the $26,470 of proceeds held outside the Trust Account (as of March 31, 2017) and any additional Sponsor loans under the March 17, 2016 convertible promissory note (see Footnote 4) to fund its working capital needs and to continue to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination. The Company will also have available any interest earned on the funds held in the Trust Account to pay franchise and income taxes.

At March 31, 2017 the Company has a working capital deficit of $2,055,623 (total current assets minus total current liabilities) and it expects to continue incurring expenses related to professional services including, but not limited to, engaging legal counsel, consultants, advisors and accountants, as well as other operating expenses such as insurance and fees under the Administrative Services Agreement.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are prepared in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The interim results for the period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s annual report filed with the SEC on March 16, 2017.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Solaris Merger Sub Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Net Loss per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Shares of common stock subject to possible redemption at March 31, 2017 and 2016 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings.

At March 31, 2017 and 2016 the Company had outstanding warrants to purchase 16,750,000 shares of common stock. The weighted average of these shares was excluded from the calculation of diluted loss per share of common stock since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

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

The following table presents information about the Trust Account assets that are measured at fair value on a recurring basis at March 31, 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2017
Assets:
Cash and cash equivalents held in the Trust Account	1	$200,185,715

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which exceeds the Federal depository insurance coverage of $250,000. At March 31, 2017, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2017, the assets held in the Trust Account were held in a money market fund that invests solely in United States Treasuries compliant with Rule 2a-7 under the Investment Company Act.

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

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC 740, Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2017, a full valuation allowance has been established against the deferred tax asset.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no uncertain tax benefits as of March 31, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The income tax provision was deemed to be immaterial as of March 31, 2017.

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

Administrative Service Agreement

The Company entered into an agreement to pay an affiliate of our Sponsor, Easterly Capital, LLC, a total of $10,000 per month starting on July 29, 2015 and continuing until the earlier of the Company’s initial Business Combination or liquidation for office space, utilities, secretarial support and administrative services. This arrangement was agreed to for the Company’s benefit and is not intended to provide the Sponsor compensation in lieu of salary or other remuneration. For the three months ended March 31, 2017 and 2016, the Company incurred $30,000 under the Administrative Service Agreement. As of March 31, 2017, $100,000 of such fees remain as payable and are reflected in Due to affiliate in the Condensed Consolidated Balance Sheet.

Related Party Advances

For the three months ended March 31, 2017 and 2016, an affiliate of the Sponsor advanced an aggregate of $27,020 and $28,734 directly to the Company’s vendors related to operating expenses. As of March 31, 2017, $179,689 of such advances remain as payable and are reflected in Due to affiliate in the Condensed Consolidated Balance Sheet.

These advances are non-interest bearing, unsecured and due on demand.

Sponsor Loans

Prior to the Public Offering, the Sponsor had loaned the Company $100,000 to be used for a portion of the expenses of the Public Offering. This loan was non-interest bearing, unsecured and due at the earlier of May 31, 2016 or the closing of the Public Offering. This loan was repaid in full on the closing of the Public Offering.

On March 17, 2016, the Company issued a convertible promissory note to the Sponsor that provides for the Sponsor to loan the Company up to $1,000,000 for ongoing expenses. On March 17, 2016 and February 2, 2017, the Company borrowed $15,000 and $250,000, respectively, pursuant to the convertible promissory note. The Sponsor is not obligated to loan the Company additional amounts pursuant to the convertible promissory note. The convertible promissory note is interest bearing at 5% per annum and is due and payable on August 4, 2017. At the option of the Sponsor, any amounts outstanding under the convertible promissory note may be converted into warrants to purchase shares of common stock at any time on or prior to the maturity date at a conversion price of $1.00 per warrant. Each warrant will entitle the Sponsor to purchase one share of common stock at an exercise price of $11.50 per share. Each warrant will contain other terms identical to the terms contained in the Private Placement Warrants. As of March 31, 2017, the outstanding principal balance of this convertible promissory note is $265,000 and accrued and unpaid interest of $2,782 is reflected in Convertible note – due to Sponsor in the Condensed Consolidated Balance Sheet.

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

The Company is authorized to issue up to 100,000,000 shares of common stock with a par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At March 31, 2017, there were 6,404,259 shares of common stock issued and outstanding (excluding 18,595,741 shares of common stock subject to possible redemption).

The Company is authorized to issue up to 1,000,000 shares of preferred stock with a par value $0.0001 per share. At March 31, 2017 there were no shares of preferred stock issued and outstanding.

7.	Subsequent Events

Management of the Company evaluated events that have occurred after the balance sheet date of March 31, 2017 but before the condensed consolidated financial statements were available to be issued. Except as disclosed in the notes above, management did not identify any recognized or non-recognized subsequent event that would have required adjustment or disclosure in the financial statements.

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

As indicated in the accompanying financial statements, at March 31, 2017, we had approximately $26,470 in cash. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Results of Operations

For the three months ended March 31, 2017, we had a net loss of $347,029 which consisted of general and administrative expenses, operating costs and the accounts receivable valuation allowance offset by interest income generated from the trust account. The interest income generated from the trust account was $165,919 and general and administrative, operating expenses and the accounts receivable valuation allowance were $512,948. We were incorporated in the State of Delaware and are required to pay franchise taxes to the State of Delaware. Franchise taxes for the three months ended March 31, 2017 were accrued in the amount of $46,118.

This compares with a net loss of $161,674 for the three months ended March 31, 2016 which consisted of $231,117 general and administrative expenses and operating costs offset by interest income generated from the trust account of $69,443. Franchise taxes for the three months ended March 31, 2016 were accrued in the amount of $46,954.

On June 28, 2016, we entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”), by and among us, Solaris Merger Sub Inc., Sungevity, Inc. (“Sungevity”), and Shareholder Representative Services LLC, to effect a business combination with Sungevity (the “Proposed Sungevity Business Combination”). On December 31, 2016, the Company terminated the Merger Agreement.

Pursuant to a letter of intent (the “LOI”), dated April 20, 2016, between Sungevity and us, Sungevity agreed to pay or reimburse us for all reasonable and documented out-of-pocket costs and expenses incurred between the date of the LOI and the date that the Merger Agreement was executed, including fees and expenses of third party advisors, due diligence-related expenses and such other necessary and related costs and expenses incurred in furtherance of the proposed business combination. For the year ended December 31, 2016, we recorded $909,787 in qualified reimbursable costs, of which $353,517 was reimbursed by Sungevity prior to December 31, 2016. We have initiated legal action against Sungevity to recover the remaining amount of $556,270 due to us under the LOI. On March 13, 2017, Sungevity filed for Chapter 11 Bankruptcy proceedings in U.S. Bankruptcy Court for the District of Delaware to pursue and consummate a sale of its business. Our legal action has been stayed pending resolution of the bankruptcy proceedings. As a result of the bankruptcy proceedings and the legal action initiated against Sungevity, we believe a loss is probable and have, accordingly, applied a valuation allowance of $556,270 which represents the full amount of qualified reimbursable costs. Of this valuation allowance, $278,135 is presented within Operating expenses in the Condensed Consolidated Statement of Operations for the quarter ending March 31, 2017. The remainder of the allowance was first expensed during the year ending December 31, 2016. Our estimate for this loss requires a number of assumptions available to us as of the date the condensed consolidated financial statements are issued, about matters that are uncertain and, accordingly, the actual realized amount paid to us from the bankruptcy proceedings may be more than $0.

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

We presently have no revenue, have had losses since inception and have no operations other than the active identification of a target business with which to complete an initial business combination. As of March 31, 2017, we have cash of $26,470 held outside the trust account and $200,185,715 in cash equivalents held in the trust account, including interest.

We will have available to us the $26,470 of proceeds held outside the trust account (as of March 31, 2017) to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination. We will also have available to us interest earned on the funds held in our trust account to pay franchise and income taxes.

At March 31, 2017, we had a working capital deficit of $2,055,623 (total current assets minus total current liabilities). We expect to continue incurring expenses related to professional services including, but not limited to, engaging legal counsel, consultants, advisors and accountants, as well as other operating expenses such as insurance and fees under the Administrative Services Agreement.

On March 17, 2016, we issued a convertible promissory note to our sponsor that provides for our sponsor to loan us up to $1,000,000 for ongoing expenses. On March 17, 2016 and February 2, 2017, we borrowed $15,000 and $250,000, respectively, pursuant to the convertible promissory note. Our sponsor is not obligated to loan us additional amounts pursuant to the convertible promissory note. The convertible promissory note is interest bearing at 5% per annum and is due and payable on August 4, 2017. As of March 31, 2017, the interest accrued is $2,782. At the option of our sponsor, any amounts outstanding under the convertible note may be converted into warrants to purchase shares of common stock at any time on or prior to the maturity date at a conversion price of $1.00 per warrant. Each warrant will entitle our sponsor to purchase one share of our common stock at an exercise price of $11.50 per share. Each warrant will contain other terms identical to the terms contained in the private placement warrants.

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

Redeemable common stock

We account for our common stock subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 480, Distinguishing Liabilities from Equity. Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed consolidated balance sheet.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. As of March 31, 2017, $193,185,715 (excluding approximately $7,000,000 of deferred underwriting discounts) was held in trust for the purposes of consummating an initial business combination. The proceeds held in the trust account (including the deferred underwriting discounts) are held in a money market fund that invests solely in United States Treasuries compliant with Rule 2a-7 under the Investment Company Act of 1940.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 17, 2016, we issued a convertible promissory note to our sponsor that provides for our sponsor to loan us up to $1,000,000 for ongoing expenses. On March 17, 2016 and February 2, 2017, we borrowed $15,000 and $250,000, respectively, pursuant to the convertible promissory note. Our sponsor is not obligated to loan us additional amounts pursuant to the convertible promissory note. The convertible promissory note is interest bearing at 5% per annum and is due and payable on August 4, 2017. At the option of our sponsor, any amounts outstanding under the convertible promissory note may be converted into warrants to purchase shares of our common stock at any time on or prior to the maturity date at a conversion price of $1.00 per warrant. Each warrant will entitle our sponsor to purchase one share of common stock at an exercise price of $11.50 per share. Each warrant will contain other terms identical to the terms contained in the private placement warrants. As of March 31, 2017, the outstanding principal balance of this convertible promissory note is $265,000 and the interest accrued is $2,782.

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

EASTERLY ACQUISITION CORP.

Date: May 10, 2017	/s/ Avshalom Kalichstein
	Name:	Avshalom Kalichstein
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2017	/s/ Jurgen Lika
	Name:	Jurgen Lika
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)