Form 10-Q
period 2017-06-30
Easterly Acquisition Corp.
filed 2017-08-09
CIK 1641197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 7, 2017, there were 20,710,209 shares of the Company’s common stock issued and outstanding.

EASTERLY ACQUISITION CORP.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Easterly Acquisition Corp.

Condensed Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	Unaudited
ASSETS
Current assets
Cash	$6,153	$24,571
Prepaid expenses	44,177	18,118
Other receivables, net	-	279,619
Total current assets	50,330	322,308
Cash and cash equivalents held in Trust Account - restricted	200,436,826	200,102,350
Total assets	$200,487,156	$200,424,658

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,683,705	$1,709,260
Due to affiliate	351,180	222,670
Convertible note – due to Sponsor	346,178	15,607
Total current liabilities	2,381,063	1,947,537
Deferred underwriting fee	7,000,000	7,000,000
Total liabilities	9,381,063	8,947,537
Commitments
Common stock, subject to possible redemption or tender, 18,570,049 and 18,638,173 shares at redemption value at June 30, 2017 and December 31, 2016, respectively	186,106,092	186,477,120
Stockholders' equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 6,429,951 and 6,361,827 shares issued and outstanding (excludes 18,570,049 and 18,638,173 shares subject to possible redemption) at June 30, 2017 and December 31, 2016, respectively	643	636
Additional paid-in capital	8,151,121	7,780,100
Accumulated deficit	(3,151,763)	(2,780,735)
Total stockholders' equity	5,000,001	5,000,001
Total liabilities and stockholders' equity	$200,487,156	$200,424,658

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

Easterly Acquisition Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016

Operating costs	$(768,940)	$(320,105)	$(302,110)	$(135,942)
State franchise taxes	(91,118)	(92,193)	(45,000)	(45,239)
Loss from operations	(860,058)	(412,298)	(347,110)	(181,181)
Other income – interest income	489,030	156,688	323,111	87,245
Net loss	$(371,028)	$(255,610)	$(23,999)	$(93,936)

Weighted average number of common shares outstanding, basic and diluted	6,383,279	6,195,521	6,404,259	6,207,268

Basic and diluted net loss per share	$(0.06)	$(0.04)	$0.00	$(0.02)

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

Easterly Acquisition Corp.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Six Months	Six Months
	Ended June 30, 2017	Ended June 30, 2016
Cash flows from operating activities:
Net loss	$(371,028)	$(255,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest on cash and cash equivalents held in Trust Account	(489,030)	(156,688)
Provision for uncollectible other receivables	278,135	-
Changes in operating assets and liabilities:
Prepaid expenses	(26,059)	52,362
Other receivables	1,484	(755,525)
Accounts payable and accrued expenses	(25,555)	722,211
Due to affiliate	128,510	60,533
Interest on convertible note to Sponsor	5,571	-
Net cash used in operating activities	(497,972)	(332,717)
Cash flows from investing activities:
Interest income released from Trust Account for franchise taxes	154,554	48,473
Net cash provided by investing activities	154,554	48,473
Cash flows from financing activities:
Proceeds of convertible note received from Sponsor	325,000	15,000
Net cash provided by financing activities	325,000	15,000
Decrease in cash	(18,418)	(269,244)
Cash at beginning of period	24,571	272,666
Cash at end of period	$6,153	$3,422
Supplemental disclosure of noncash financing activities:
Change in value of common stock subject to possible redemption	$(371,028)	$(255,610)

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

As of June 30, 2017, the Company has neither commenced operations nor generated any revenues to date. All activity through June 30, 2017 relates to the Company’s formation, initial public offering (described below), identifying a target company and engaging in due diligence for a Business Combination.

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

As more fully described in Note 6 below, on June 28, 2017, the Company entered into an Investment Agreement (the “Investment Agreement”) with JH Capital Group Holdings, LLC (“JH Capital”), Jacobsen Credit Holdings, LLC (“Jacobsen Holdings”), Kravetz Capital Funding LLC (“KCF” and, together with Jacobsen Holdings, the “Principal Members”) and NJK Holding LLC (“NJK Holding” and, together with KCF and Jacobsen Holdings, the “Founding Members”), to effect a business combination with JH Capital, a leading specialty finance company in the debt recovery industry.

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

Trust Account

$200,000,000 of the proceeds from the Public Offering and Private Placement, which were deposited into the Trust Account, may be invested only in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less or in money market funds that invest solely in United States Treasuries that are compliant with Rule 2a-7 under the Investment Company Act.

The Company amended and restated its certificate of incorporation on July 28, 2015 and further amended it on August 1, 2017, to provide that, except for the withdrawal of interest to pay franchise and income taxes, if any, that none of the funds held in trust (including the interest on such funds) will be released from the Trust Account until the earlier of (i) the completion of the initial Business Combination, (ii) the redemption of the Public Shares (as defined in Note 3) if the Company is unable to complete a Business Combination by December 15, 2017 (subject to the requirements of applicable law) and (iii) the redemption of shares in connection with a vote seeking to amend Section 9.2(d) of the amended and restated certificate of incorporation in a manner that would affect the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete an initial Business Combination by December 15, 2017. For the six-month period ended June 30, 2017, the Company withdrew $154,553 of interest earned to pay for franchise taxes in accordance with the amended and restated certificate of incorporation.

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

Shares of common stock subject to redemption or tender are recorded at redemption amount and classified as temporary equity, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.” At June 30, 2017, the amount in the Trust Account is approximately $10.02 per share of common stock sold in the Public Offering ($200,436,826 held in the Trust Account divided by 20,000,000 of Public Shares).

The Company has until December 15, 2017 to complete its initial Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses, which interest shall be net of taxes payable) divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Reimbursement of Expenses Related to Terminated Sungevity Business Combination

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

Pursuant to a letter of intent (the “LOI”), dated April 20, 2016, between Sungevity and the Company, Sungevity agreed to pay or reimburse the Company for all reasonable and documented out-of-pocket costs and expenses incurred between the date of the LOI and the date that definitive documents with respect to the proposed merger, including fees and expenses of third party advisors, due diligence-related expenses and such other necessary and related costs and expenses incurred in furtherance of the proposed business combination. For the year ended December 31, 2016, the Company incurred $909,787 in qualified reimbursable costs, of which $353,517 was reimbursed by Sungevity prior to December 31, 2016. The Company has initiated legal action against Sungevity to recover the remaining amount of $556,270 due to the Company under the LOI. On March 13, 2017, Sungevity filed for Chapter 11 Bankruptcy proceedings in U.S. Bankruptcy Court for the District of Delaware to pursue and consummate a sale of its business. The Company’s legal action has been stayed pending resolution of the bankruptcy proceedings. As a result of the bankruptcy proceedings and the legal action initiated against Sungevity, the Company believes a loss is probable and has, accordingly, applied a valuation allowance of $556,270 which represents the full amount of qualified reimbursable costs. Of this valuation allowance, $278,135 is presented within Operating expenses in the Condensed Consolidated Statement of Operations for the six months ending June 30, 2017. The remainder of the allowance was first expensed during the year ending December 31, 2016. The Company’s estimate for this loss requires a number of assumptions available to the Company as of the date the condensed consolidated financial statements are issued, about matters that are uncertain and, accordingly, the actual realized amount paid to the Company from the bankruptcy proceedings may be more than $0.

Going Concern Considerations

The Company presently has no revenue, has had losses since inception and has no operations other than the active identification of a target business with which to complete its Business Combination. As of June 30, 2017, the Company had cash of $6,153 held outside the Trust Account and $200,436,826 cash and cash equivalents held in trust, including interest. As further described in Note 8, following redemptions of 4,289,791 of the Company’s public shares in connection with the Extension, a total of approximately $157.4 million remains in the Trust Account as of August 1, 2017.

The Company will have available the $6,153 of proceeds held outside the Trust Account (as of June 30, 2017) and any additional Sponsor loans under the March 17, 2016 convertible promissory note (see Footnote 4) to fund its working capital needs and to continue to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination. The Company will also have available any interest earned on the funds held in the Trust Account to pay franchise and income taxes.

At June 30, 2017 the Company has a working capital deficit of $2,330,733 (total current assets minus total current liabilities) and it expects to continue incurring expenses related to professional services including, but not limited to, engaging legal counsel, consultants, advisors and accountants, as well as other operating expenses such as insurance and fees under the Administrative Services Agreement.

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

The interim results for the periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s annual report filed with the SEC on March 16, 2017.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Solaris Merger Sub Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Net Loss per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Shares of common stock subject to possible redemption at June 30, 2017 and 2016 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings.

At June 30, 2017 and 2016 the Company had outstanding warrants to purchase 16,750,000 shares of common stock. The effect of these potential shares was excluded from the calculation of diluted loss per share of common stock since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

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

The following table presents information about the Trust Account assets that are measured at fair value on a recurring basis at June 30, 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2017	December 31, 2016
Assets:
Cash and/or cash equivalents held in the Trust Account	1	$200,436,826	$200,102,350

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which exceeds the Federal depository insurance coverage of $250,000. At June 30, 2017, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At June 30, 2017, the assets held in the Trust Account were held in a money market fund that invests solely in United States Treasuries compliant with Rule 2a-7 under the Investment Company Act.

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

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC 740, Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2017, a full valuation allowance has been established against the deferred tax asset.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no uncertain tax benefits as of June 30, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The income tax provision was deemed to be immaterial as of June 30, 2017.

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

Public Units

Pursuant to the Public Offering on August 4, 2015, the Company sold 20,000,000 units at a price of $10.00 per unit (the “Units”), including 2,000,000 Units as a result of the underwriters’ partial exercise of their over-allotment option, generating gross proceeds of $200,000,000. The common stock and warrants comprising the Units began separate trading on September 22, 2015. The holders have the option to continue to hold Units or separate their Units into the component securities. Each Unit consists of one share of the Company’s common stock (“Public Shares”), $0.0001 par value, and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share. Each Public Warrant will become exercisable on the later of 30 days after the completion of an initial Business Combination or 12 months from the closing of the Public Offering, and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation. If the Company does not complete its initial Business Combination on or prior to December 15, 2017, the Public Warrants will expire worthless at the end of such period. Upon closing of the Public Offering, there were 16,750,000 warrants outstanding, which include 6,750,000 warrants purchased by the initial stockholders and 10,000,000 warrants purchased in connection with the sale of Units related to the Public Offering.

The Public Warrants are issued in registered form under a warrant agreement between Continental, as warrant agent, and the Company. The Company did not register the shares of common stock issuable upon exercise of the Public Warrants under the Securities Act or any state securities law. The Company will use its best efforts to file a new registration statement for the shares of common stock issuable upon exercise of the Public Warrants under the Securities Act, following the completion of its initial Business Combination. If the shares issuable upon exercise of the Public Warrants are not registered under the Securities Act by the 60th business day following the closing of the initial Business Combination, the Company will be required to permit holders to exercise their Public Warrants on a cashless basis during the period beginning on the 61st business day after the closing of the initial Business Combination and ending upon such registration being declared effective by the SEC. However, no warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available. If such issuance is not so registered or qualified and no exemption is available under the securities laws of the state of the exercising holder, such holder would not be able to exercise its warrants and the Company could still redeem such holder's warrants. Notwithstanding the above, if the common stock is at the time of any exercise of a Public Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement or register or qualify the shares under applicable state securities laws.

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

The Founder Shares are identical to the common stock included in the Units sold in the Public Offering except that (1) the Founder Shares are subject to certain restrictions, as described in more detail below, and (2) the initial stockholders have agreed (i) to waive their redemption rights with respect to their Founder Shares in connection with the completion of the initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete its initial Business Combination by December 15, 2017 (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete its initial Business Combination within the prescribed time frame). If the Company submits its initial Business Combination to the public stockholders for a vote, the initial stockholders have agreed to vote their Founder Shares and any Public Shares purchased during or after the Public Offering in favor of the initial Business Combination.

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

Private Placement Warrants

The Sponsor purchased from the Company an aggregate of 6,750,000 Private Placement Warrants, each exercisable to purchase one share of the Company’s common stock at $11.50 per share, at a price of $1.00 per Private Placement Warrant ($6,750,000 in the aggregate) in a private placement that occurred simultaneously with the closing of the Public Offering. The proceeds from the sale of the Private Placement Warrants were added to the proceeds from the Public Offering held in the Trust Account. If the Company does not complete an initial Business Combination by December 15, 2017, to the degree that any proceeds remain, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants are identical to the Public Warrants sold as part of the Units in the Public Offering except that, so long as they are held by the Sponsor or its permitted transferees, (i) they will not be redeemable by the Company, (ii) they (including the common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the completion of the initial Business Combination and (iii) they may be exercised by the holders on a cashless basis.

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

Administrative Service Agreement

The Company entered into an agreement to pay an affiliate of our Sponsor, Easterly Capital, LLC, a total of $10,000 per month starting on July 29, 2015 and continuing until the earlier of the Company’s initial Business Combination or liquidation for office space, utilities, secretarial support and administrative services. This arrangement was agreed to for the Company’s benefit and is not intended to provide the Sponsor compensation in lieu of salary or other remuneration. For the three and six months ended June 30, 2017 and 2016, the Company incurred $30,000 and $60,000, respectively, under the Administrative Service Agreement. As of June 30, 2017, $130,000 of fees under the Administrative Service Agreement remain as payable and are reflected in Due to affiliate in the Condensed Consolidated Balance Sheet.

Related Party Advances

For the three and six months ended June 30, 2017, an affiliate of the Sponsor advanced an aggregate of $41,491 and $68,511 directly to the Company’s vendors related to operating expenses. For the three and six months ended June 30, 2016, an affiliate of the Sponsor advanced an aggregate of $68,600 and $97,334 directly to the Company’s vendors related to operating expenses.

As of June 30, 2017, $221,180 of such advances remain as payable and are reflected in Due to affiliate in the Condensed Consolidated Balance Sheet.

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

On March 17, 2016, the Company issued a convertible promissory note to the Sponsor that provides for the Sponsor to loan the Company up to $1,000,000 for ongoing expenses. On March 17, 2016, February 2, 2017, June 29, 2017 and July 12, 2017, the Company borrowed $15,000, $250,000, $75,000 and $150,000, respectively, pursuant to the convertible promissory note. The Sponsor is not obligated to loan the Company additional amounts pursuant to the convertible promissory note. The convertible promissory note is interest bearing at 5% per annum and is due and payable on December 15, 2017. At the option of the Sponsor, any amounts outstanding under the convertible promissory note may be converted into warrants to purchase shares of common stock at any time on or prior to the maturity date at a conversion price of $1.00 per warrant. Each warrant will entitle the Sponsor to purchase one share of common stock at an exercise price of $11.50 per share. Each warrant will contain other terms identical to the terms contained in the Private Placement Warrants. As of June 30, 2017, the outstanding principal balance of this convertible promissory note is $340,000 and accrued and unpaid interest of $6,178 is reflected in Convertible note – due to Sponsor in the Condensed Consolidated Balance Sheet.

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

6.	Proposed Business Combination with JH Capital

On June 28, 2017, the Company entered into the Investment Agreement with JH Capital and the Founding Members to effect a business combination (the “Transaction”). JH Capital is a leading specialty finance company in the debt recovery industry.

On the terms and subject to the conditions set forth in the Investment Agreement, at the closing (the “Closing”) of the transactions contemplated by the Investment Agreement, the Company will contribute cash to JH Capital in exchange for newly issued voting Class A Units of JH Capital (“Class A Units”). The Company will receive a number of Class A Units equal to the number of shares of common stock outstanding at the Closing, after giving effect to the redemption of shares of common stock pursuant to the Company’s amended and restated certificate of incorporation. At the Closing, the Company will file an amended and restated certificate of incorporation, which will, among other things, reclassify all of the outstanding common stock as Class A common stock, par value $0.0001 per share, create a new class of Class B common stock, par value $0.0001 per share (“Class B Common Stock”) and change the name of the Company to “JH Capital Group Holdings, Inc.”

Prior to the closing of the Transaction, JH Capital and the Founding Members will effect an internal reorganization (the “Reorganization”) after which (i) all of the following companies and their respective direct and indirect subsidiaries are expected to be principally owned directly or indirectly by JH Capital: Credit Control, LLC, Century DS, LLC, New Credit America, LLC and CreditMax Holdings, LLC and (ii) without duplication of the companies referenced in clause (i), the direct and indirect subsidiaries of Next Level Finance Partners, LLC are expected to be principally owned, directly or indirectly, by JH Capital.

Pursuant to the Investment Agreement, the aggregate consideration to be paid to JH Capital for the Class A Units will consist of (i) an amount in cash equal to the cash and cash equivalents held by the Company outside of the Trust Account, plus the amount of funds contained in the Trust Account, after giving effect to redemptions by the public stockholders, less deferred underwriting fees payable to Citigroup Global Markets Inc. and fees payable to Cantor Fitzgerald & Co. and Jefferies LLC, less any reasonable (with respect to expenses incurred since April 27, 2017) and documented out-of-pocket transaction expenses of the Company that are accrued and unpaid as of the closing, less any outstanding amount under the convertible promissory note that has not been converted into warrants, and (ii) 18,700,000 shares of newly-issued Class B Common Stock, which will be issued to the Principal Members and the other Class B members of JH Capital (the “JH Capital Class B Members”). The JH Capital Class B Members will also be issued 18,700,000 non-voting Class B Units of JH Capital (the “Class B Units”), provided that such amount of Class B Units is subject to reduction to the extent that certain of the JH Group Companies and certain subsidiaries of Next Level Finance Partners, LLC are not directly or indirectly wholly owned by JH Capital after the Reorganization. The Class B Common Stock will have one vote per share but will not be entitled to any economic interest in the Company. The Class B Units are entitled to distributions from JH Capital, but are not entitled to any voting or control rights over JH Capital, other than certain consent rights with respect to distributions, amendments to JH Capital’s limited liability company agreement and certain other matters affecting the JH Capital Class B Members. In addition, at the closing of the Transaction, JH Capital or one or more JH Group Companies will, or will cause a subsidiary of JH Capital or any JH Group Company to, make a cash distribution to the Principal Members in an aggregate amount equal to $1,000,000.

With 4,289,791 shares redeemed (see Note 8), and assuming there are no adjustments to the Class B Common Stock and Class B Units pursuant to the Investment Agreement, immediately after the Closing, the Company is expected to hold approximately 49.3% of the outstanding equity in JH Capital and the JH Capital Class B Members will hold the remaining 50.7%.

The consummation of the transactions contemplated by the Investment Agreement is subject to a number of conditions set forth in the Investment Agreement including, among others, receipt of the requisite approval of the stockholders of the Company.

7.	Equity

The Company is authorized to issue up to 100,000,000 shares of common stock with a par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At June 30, 2017, there were 6,429,951 shares of common stock issued and outstanding (excluding 18,570,049 shares of common stock subject to possible redemption).

The Company is authorized to issue up to 1,000,000 shares of preferred stock with a par value $0.0001 per share. At June 30, 2017 there were no shares of preferred stock issued and outstanding.

8.	Subsequent Events

Management of the Company evaluated events that have occurred after the balance sheet date of June 30, 2017, through the date the consolidated financial statements were issued.

On August 1, 2017, at the Annual of Shareholders of the Company (the “Annual Meeting”), the Company’s stockholders approved the following items: (i) an amendment (the “Extension Amendment”) to the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a Business Combination (the “Extension”) for an additional 133 days, from August 4, 2017 to December 15, 2017 (the “Extended Date”); and (ii) an amendment (the “Trust Amendment”) to the Amended And Restated Investment Management Trust Agreement, dated October 13, 2015, by and between the Company and Continental Stock Transfer & Trust Company (“Continental”), to extend the date on which the Company must commence liquidating the segregated Trust Account located in the United States with Continental acting as trustee (the “Trust Account”) in the event the Company has not consummated a Business Combination by the Extended Date. The affirmative vote of at least 65% of the Company’s shares attending the Annual Meeting in person or by proxy and voting on the Extension Amendment was required to approve the Extension Amendment and the Trust Amendment. The purpose of the Extension is to allow the Company more time to complete the proposed business combination with JH Capital pursuant to the Investment Agreement. Following redemptions of 4,289,791 of the Company’s public shares in connection with the Extension, a total of approximately $157.4 million remains in the Trust Account as of August 1, 2017.

On August 1, 2017, the Company filed the Extension Amendment with the Secretary of State of the State of Delaware and the Company and Continental entered into the Trust Amendment.

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

As indicated in the accompanying financial statements, at June 30, 2017, we had approximately $6,153 in cash. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Results of Operations

For the three and six months ended June 30, 2017, we had a net loss of $23,999 and $371,028, respectively, which consisted of general and administrative expenses, operating costs and the accounts receivable valuation allowance offset by interest income generated from the trust account. During these periods, the interest income generated from the trust account was $323,111 and $489,030, respectively, and the general and administrative, operating expenses and the accounts receivable valuation allowance were $347,110 and $860,058, respectively. We were incorporated in the State of Delaware and are required to pay franchise taxes to the State of Delaware. Franchise taxes for the three and six months ended June 30, 2017 were accrued in the amount of $45,000 and $91,118.

This compares with a net loss of $93,936 and $255,610 for the three and six months ended June 30, 2016, respectively, which consisted of $181,181 and $412,298 general and administrative expenses and operating costs offset by interest income generated from the trust account of $87,245 and $156,688. Franchise taxes for the three and six months ended June 30, 2016 were accrued in the amount of $45,239 and $92,193.

On June 28, 2016, we entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”), by and among us, Solaris Merger Sub Inc., Sungevity, Inc. (“Sungevity”), and Shareholder Representative Services LLC, to effect a business combination with Sungevity (the “Proposed Sungevity Business Combination”). On December 31, 2016, the Company terminated the Merger Agreement.

Pursuant to a letter of intent (the “LOI”), dated April 20, 2016, between Sungevity and us, Sungevity agreed to pay or reimburse us for all reasonable and documented out-of-pocket costs and expenses incurred between the date of the LOI and the date that the Merger Agreement was executed, including fees and expenses of third party advisors, due diligence-related expenses and such other necessary and related costs and expenses incurred in furtherance of the proposed business combination. For the year ended December 31, 2016, we recorded $909,787 in qualified reimbursable costs, of which $353,517 was reimbursed by Sungevity prior to December 31, 2016. We have initiated legal action against Sungevity to recover the remaining amount of $556,270 due to us under the LOI. On March 13, 2017, Sungevity filed for Chapter 11 Bankruptcy proceedings in U.S. Bankruptcy Court for the District of Delaware to pursue and consummate a sale of its business. Our legal action has been stayed pending resolution of the bankruptcy proceedings. As a result of the bankruptcy proceedings and the legal action initiated against Sungevity, we believe a loss is probable and have, accordingly, applied a valuation allowance of $556,270 which represents the full amount of qualified reimbursable costs. Of this valuation allowance, $278,135 is presented within Operating expenses in the Condensed Consolidated Statement of Operations for the six months ending June 30, 2017. The remainder of the allowance was first expensed during the year ending December 31, 2016. Our estimate for this loss requires a number of assumptions available to us as of the date the condensed consolidated financial statements are issued, about matters that are uncertain and, accordingly, the actual realized amount paid to us from the bankruptcy proceedings may be more than $0.

Proposed JH Capital Business Combination

On June 28, 2017, the Company entered into an Investment Agreement (the “Investment Agreement”) by and among JH Capital Group Holdings, LLC (“JH Capital”), Jacobsen Credit Holdings, LLC (“Jacobsen Holdings”), NJK Holding LLC (“NJK Holding”), Kravetz Capital Funding LLC (“KCF” and, together with NJK Holding and Jacobsen Holdings, the “Founding Members”) and the Company, to effect a business combination with JH Capital, a leading specialty finance company in the debt recovery industry. Any description in this Quarterly Report on Form 10-Q of the Investment Agreement is qualified in all respects by reference to the complete text of the Investment Agreement, which was filed with the SEC on June 30, 2017 as Exhibit 2.1 to our Current Report on Form 8-K. See Note 6 — Proposed Business Combination with JH Capital for a discussion of the Transaction and the Investment Agreement. On July 10, 2017, we filed a proxy statement on Schedule 14A with the SEC in connection with the Transaction (the “Proxy Statement”). The Proxy Statement contains important information regarding JH Capital, the Founding Members and the Transaction. The descriptions of the Transaction and the Investment Agreement in this Report are qualified in all respects by reference to the more detailed description in the Proxy Statement and the complete text of the Investment Agreement.

Annual Meeting and Extension Amendments

On August 1, 2017, at the Annual of Shareholders of the Company (the “Annual Meeting”), the Company’s stockholders approved the following items: (i) an amendment (the “Extension Amendment”) to the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a Business Combination (the “Extension”) for an additional 133 days, from August 4, 2017 to December 15, 2017 (the “Extended Date”); and (ii) an amendment (the “Trust Amendment”) to the amended and restated investment management trust agreement, dated October 13, 2015, by and between the Company and Continental Stock Transfer & Trust Company (“Continental”), to extend the date on which to commence liquidating the segregated Trust Account located in the United States with Continental acting as trustee (the “Trust Account”) in the event the Company has not consummated a Business Combination by the Extended Date. The affirmative vote of at least 65% of the Company’s shares attending the Annual Meeting in person or by proxy and voting on the Extension Amendment was required to approve the Extension Amendment and the Trust Amendment. The purpose of the Extension is to allow the Company more time to complete the proposed business combination with JH Capital pursuant to the Investment Agreement. Following redemptions of 4,289,791 of the Company’s public shares in connection with the Extension, a total of approximately $157.4 million remains in the Trust Account as of August 1, 2017.

On August 1, 2017, the Company filed the Extension Amendment with the Secretary of State of the State of Delaware and the Company and Continental entered into the Trust Amendment.

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

We presently have no revenue, have had losses since inception and have no operations other than the active identification of a target business with which to complete an initial business combination. As of June 30, 2017, we have cash of $6,153 held outside the trust account and $200,436,826 in cash equivalents held in the trust account, including interest. As further described above, following redemptions of 4,289,791 of our public shares in connection with the Extension, a total of approximately $157.4 million remains in the Trust Account as of August 1, 2017.

We will have available to us the $6,153 of proceeds held outside the trust account (as of June 30, 2017) to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination. We will also have available to us interest earned on the funds held in our trust account to pay franchise and income taxes.

At June 30, 2017, we had a working capital deficit of $2,330,733 (total current assets minus total current liabilities). We expect to continue incurring expenses related to professional services including, but not limited to, engaging legal counsel, consultants, advisors and accountants, as well as other operating expenses such as insurance and fees under the Administrative Services Agreement.

On March 17, 2016, we issued a convertible promissory note to our sponsor that provides for our sponsor to loan us up to $1,000,000 for ongoing expenses. On March 17, 2016, February 2, 2017, June 29, 2017 and July 12, 2017, we borrowed $15,000, $250,000, $75,000 and $150,000, respectively, pursuant to the convertible promissory note. Our sponsor is not obligated to loan us additional amounts pursuant to the convertible promissory note. The convertible promissory note is interest bearing at 5% per annum and is due and payable on December 15, 2017. As of June 30, 2017, the interest accrued is $6,178. At the option of our sponsor, any amounts outstanding under the convertible note may be converted into warrants to purchase shares of common stock at any time on or prior to the maturity date at a conversion price of $1.00 per warrant. Each warrant will entitle our sponsor to purchase one share of our common stock at an exercise price of $11.50 per share. Each warrant will contain other terms identical to the terms contained in the private placement warrants.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. As of June 30, 2017, $193,436,826 (excluding approximately $7,000,000 of deferred underwriting discounts) was held in trust for the purposes of consummating an initial business combination. The proceeds held in the trust account (including the deferred underwriting discounts) are held in a money market fund that invests solely in United States Treasuries compliant with Rule 2a-7 under the Investment Company Act of 1940.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 17, 2016, we issued a convertible promissory note to our sponsor that provides for our sponsor to loan us up to $1,000,000 for ongoing expenses. On March 17, 2016, February 2, 2017, June 29, 2017 and July 12, 2017, we borrowed $15,000, $250,000, $75,000 and $150,000, respectively, pursuant to the convertible promissory note. Our sponsor is not obligated to loan us additional amounts pursuant to the convertible promissory note. The convertible promissory note is interest bearing at 5% per annum and is due and payable on December 15, 2017. At the option of our sponsor, any amounts outstanding under the convertible promissory note may be converted into warrants to purchase shares of our common stock at any time on or prior to the maturity date at a conversion price of $1.00 per warrant. Each warrant will entitle our sponsor to purchase one share of common stock at an exercise price of $11.50 per share. Each warrant will contain other terms identical to the terms contained in the private placement warrants. As of June 30, 2017, the outstanding principal balance of this convertible promissory note is $340,000 and the interest accrued is $6,178.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Company on August 10, 2015).
3.2	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Company on August 2, 2017).
3.3	Bylaws (incorporated by reference to Exhibit 3.3 filed with the Form S-1 filed by the Company on May 7, 2015).
4.1	Warrant Agreement (incorporated by reference to Exhibit 4.1 filed with the Form 8-K filed by the Company on August 10, 2015).
10.1	Amendment No. 1, dated as of August 1, 2017, to the Amended and Restated Investment Management Trust Agreement, dated as of October 13, 2015, by and between Easterly Acquisition Corp. and Corporation and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Company on August 2, 2017).
10.2*	Amendment, dated as of August 4, 2017, to Convertible Promissory Note dated March 17, 2016, issued to Easterly Acquisition Sponsor, LLC.
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Easterly Acquisition Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERLY ACQUISITION CORP.

Date: August 9, 2017	/s/ Avshalom Kalichstein
	Name:	Avshalom Kalichstein
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2017	/s/ Jurgen Lika
	Name:	Jurgen Lika
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

