Form 10-Q
period 2017-09-30
Easterly Acquisition Corp.
filed 2017-11-09
CIK 1641197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 7, 2017, there were 20,710,209 shares of the Company’s common stock issued and outstanding.

EASTERLY ACQUISITION CORP.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Easterly Acquisition Corp.

Condensed Consolidated Balance Sheets

	September, 2017	December 31, 2016
	Unaudited
ASSETS
Current assets
Cash	$5,079	$24,571
Prepaid expenses	13,750	18,118
Other receivables, net	-	279,619
Total current assets	18,829	322,308
Cash and cash equivalents held in Trust Account - restricted	157,774,314	200,102,350
Total assets	$157,793,143	$200,424,658

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,669,908	$1,709,260
Due to affiliate	445,810	222,670
Convertible note – due to Sponsor	502,274	15,607
Total current liabilities	2,617,992	1,947,537
Deferred underwriting fee	7,000,000	7,000,000
Total liabilities	9,617,992	8,947,537
Commitments
Common stock, subject to possible redemption or tender, 14,256,512 and 18,638,173 shares at redemption value at September 30, 2017 and December 31, 2016, respectively	143,175,150	186,477,120
Stockholders' equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 6,453,697 and 6,361,827 shares issued and outstanding (excludes 14,256,512 and 18,638,173 shares subject to possible redemption) at September 30, 2017 and December 31, 2016, respectively	645	636
Additional paid-in capital	8,098,179	7,780,100
Accumulated deficit	(3,098,823)	(2,780,735)
Total stockholders' equity	5,000,001	5,000,001
Total liabilities and stockholders' equity	$157,793,143	$200,424,658

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

Easterly Acquisition Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016

Operating costs	$(1,028,371)	$(940,933)	$(259,431)	$(620,828)
State franchise taxes	(136,118)	(137,439)	(45,000)	(45,246)
Loss from operations	(1,164,489)	(1,078,372)	(304,431)	(666,074)
Other income – interest income	846,401	259,647	357,371	102,959
Net loss	$(318,088)	$(818,725)	$52,940	$(563,115)

Weighted average number of common shares outstanding, basic and diluted	6,399,065	6,203,870	6,429,951	6,220,297

Basic and diluted net loss per share	$(0.15)	$(0.15)	$(0.04)	$(0.10)

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

Easterly Acquisition Corp.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months	Nine Months
	Ended September 30, 2017	Ended September 30, 2016
Cash flows from operating activities:
Net loss	$(318,088)	$(818,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest on cash and cash equivalents held in Trust Account	(846,401)	(259,647)
Provision for uncollectible other receivables	278,135	-
Changes in operating assets and liabilities:
Prepaid expenses	4,368	62,135
Other receivables	1,484	(651,860)
Accounts payable and accrued expenses	(39,352)	1,112,866
Due to affiliate	223,140	129,853
Interest on convertible note to Sponsor	11,667	-
Net cash used in operating activities	(685,047)	(425,378)
Cash flows from investing activities:
Cash held in Trust Account – redemption of Units	42,983,454	-
Interest income released from Trust Account for franchise taxes	190,555	190,967
Net cash provided by investing activities	43,174,009	190,967
Cash flows from financing activities:
Redemption of Units	(42,983,454)	-
Proceeds of convertible note received from Sponsor	475,000	15,000
Net cash provided by (used in) financing activities	(42,508,454)	15,000
Decrease in cash	(19,492)	(219,411)
Cash at beginning of period	24,571	272,666
Cash at end of period	$5,079	$53,255
Supplemental disclosure of noncash financing activities:
Change in value of common stock subject to possible redemption	$(318,088)	$(818,725)

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

As of September 30, 2017, the Company has neither commenced operations nor generated any revenues to date. All activity through September 30, 2017 relates to the Company’s formation, initial public offering (described below), identifying a target company and engaging in due diligence for a Business Combination.

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

As more fully described in Note 6 below, on June 28, 2017, the Company entered into an Investment Agreement (as amended, the “Investment Agreement”) with JH Capital Group Holdings, LLC (“JH Capital”), Jacobsen Credit Holdings, LLC (“Jacobsen Holdings”), Kravetz Capital Funding LLC (“KCF” and, together with Jacobsen Holdings, the “Principal Members”) and NJK Holding LLC (“NJK Holding” and, together with KCF and Jacobsen Holdings, the “Founding Members”), to effect a business combination with JH Capital, a leading specialty finance company in the debt recovery industry.

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

The Company amended and restated its certificate of incorporation on July 28, 2015 and further amended it on August 1, 2017, to provide that, except for the withdrawal of interest to pay franchise and income taxes, if any, that none of the funds held in trust (including the interest on such funds) will be released from the Trust Account until the earlier of (i) the completion of the initial Business Combination, (ii) the redemption of the Public Shares (as defined in Note 3) if the Company is unable to complete a Business Combination by December 15, 2017 (subject to the requirements of applicable law) and (iii) the redemption of shares in connection with a vote seeking to amend Section 9.2(d) of the amended and restated certificate of incorporation in a manner that would affect the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete an initial Business Combination by December 15, 2017. For the nine-month period ended September 30, 2017, the Company withdrew $190,555 of interest earned to pay for franchise taxes in accordance with the amended and restated certificate of incorporation.

Annual Stockholder Meeting

On August 1, 2017, at the Annual Meeting of Stockholders of the Company (the “Annual Meeting”), the Company’s stockholders approved the following items: (i) an amendment (the “Extension Amendment”) to the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a Business Combination (the “Extension”) for an additional 133 days, from August 4, 2017 to December 15, 2017 (the “Extended Date”); and (ii) an amendment (the “Trust Amendment”) to the Amended And Restated Investment Management Trust Agreement (the “Trust Agreement”), dated October 13, 2015, by and between the Company and Continental Stock Transfer & Trust Company (“Continental”), to extend the date on which the Company must commence liquidating the Trust Account in the event the Company has not consummated a Business Combination by the Extended Date. The affirmative vote of at least 65% of the Company’s shares attending the Annual Meeting in person or by proxy and voting on the Extension Amendment and the Trust Amendment was required to approve the Extension Amendment and the Trust Amendment. The purpose of the Extension is to allow the Company more time to complete the proposed business combination with JH Capital pursuant to the Investment Agreement. As a result of the Extension, on August 1, 2017, 4,289,791 of the Company’s public shares were redeemed by the electing stockholders at a value of approximately $10.02 per share, for an aggregate redemption of $42,983,454 from the Trust Account.

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

Shares of common stock subject to redemption or tender are recorded at redemption amount and classified as temporary equity, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.” At September 30, 2017, the amount in the Trust Account is approximately $10.04 per share of common stock sold in the Public Offering ($157,774,314 held in the Trust Account divided by 15,710,209 of Public Shares).

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

Reimbursement of Expenses Related to Terminated Sungevity Business Combination

On June 28, 2016, the Company entered into an Agreement and Plan of Merger (as amended, the “Sungevity Merger Agreement”), by and among the Company, Solaris Merger Sub Inc., Sungevity, Inc. (“Sungevity”), and Shareholder Representative Services LLC, to effect a business combination with Sungevity. On December 31, 2016, the Company terminated the Sungevity Merger Agreement.

Pursuant to a letter of intent (the “LOI”), dated April 20, 2016, between Sungevity and the Company, Sungevity agreed to pay or reimburse the Company for all reasonable and documented out-of-pocket costs and expenses incurred between the date of the LOI and the date that definitive documents with respect to the proposed merger, including fees and expenses of third party advisors, due diligence-related expenses and such other necessary and related costs and expenses incurred in furtherance of the proposed business combination. For the year ended December 31, 2016, the Company incurred $909,787 in qualified reimbursable costs, of which $353,517 was reimbursed by Sungevity prior to December 31, 2016. The Company has initiated legal action against Sungevity to recover the remaining amount of $556,270 due to the Company under the LOI. On March 13, 2017, Sungevity filed for Chapter 11 Bankruptcy proceedings in U.S. Bankruptcy Court for the District of Delaware to pursue and consummate a sale of its business. The Company’s legal action has been stayed pending resolution of the bankruptcy proceedings. As a result of the bankruptcy proceedings and the legal action initiated against Sungevity, the Company believes a loss is probable and has, accordingly, applied a valuation allowance of $556,270 which represents the full amount of qualified reimbursable costs. Of this valuation allowance, $278,135 is presented within Operating expenses in the Condensed Consolidated Statement of Operations for the nine months ending September 30, 2017. The remainder of the allowance was first expensed during the year ending December 31, 2016. The Company’s estimate for this loss requires a number of assumptions available to the Company as of the date the condensed consolidated financial statements are issued, about matters that are uncertain and, accordingly, the actual realized amount paid to the Company from the bankruptcy proceedings may be more than $0.

Going Concern Considerations

The Company presently has no revenue, has had losses since inception and has no operations other than the active identification of a target business with which to complete its Business Combination. As of September 30, 2017, the Company had cash of $5,079 held outside the Trust Account and $157,774,314 cash and cash equivalents held in trust, including interest.

The Company will have available the $5,079 of proceeds held outside the Trust Account (as of September 30, 2017) and any additional Sponsor loans under the March 17, 2016 convertible promissory note (see Footnote 4) to fund its working capital needs and to continue to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination. The Company will also have available any interest earned on the funds held in the Trust Account to pay franchise and income taxes.

At September 30, 2017 the Company has a working capital deficit of $2,599,163 (total current assets minus total current liabilities) and it expects to continue incurring expenses related to professional services including, but not limited to, engaging legal counsel, consultants, advisors and accountants, as well as other operating expenses such as insurance and fees under the Administrative Services Agreement.

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

The interim results for the periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s annual report filed with the SEC on March 16, 2017.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Solaris Merger Sub Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Net Loss per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2017 and 2016, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, such shares only participate in their pro rata share of the Trust Account earnings.

At September 30, 2017 and 2016 the Company had outstanding warrants to purchase 16,750,000 shares of common stock. The effect of these potential shares was excluded from the calculation of diluted loss per share of common stock since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

Reconciliation of net loss per common share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
Net income	$(318,088)	$(818,725)	$52,940	$(563,115)
Less: Income attributable to ordinary shares subject to redemption	(644,559)	(114,430)	(283,467)	(54,040))
Adjusted net loss	$(962,647)	$(933,155)	$(230,527)	$(617,155)

Weighted average shares outstanding, basic and diluted	6,399,065	6,203,870	6,429,951	6,220,297

Basic and diluted net loss per ordinary share	$(0.15)	$(0.15)	$(0.04)	$(0.10)

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

The following table presents information about the Trust Account assets that are measured at fair value on a recurring basis at September 30, 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2017	December 31, 2016
Assets:
Cash and/or cash equivalents held in the Trust Account	1	$157,774,314	$200,102,350

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which exceeds the Federal depository insurance coverage of $250,000. At September 30, 2017, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At September 30, 2017, the assets held in the Trust Account were held in a money market fund that invests solely in United States Treasuries compliant with Rule 2a-7 under the Investment Company Act.

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

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC 740, Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2017, a full valuation allowance has been established against the deferred tax asset.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no uncertain tax benefits as of September 30, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The income tax provision was deemed to be immaterial as of September 30, 2017.

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

Administrative Service Agreement

The Company entered into an agreement to pay an affiliate of our Sponsor, Easterly Capital, LLC, a total of $10,000 per month starting on July 29, 2015 and continuing until the earlier of the Company’s initial Business Combination or liquidation for office space, utilities, secretarial support and administrative services. This arrangement was agreed to for the Company’s benefit and is not intended to provide the Sponsor compensation in lieu of salary or other remuneration. For the three and nine months ended September 30, 2017 and 2016, the Company incurred $30,000 and $90,000, respectively, under the Administrative Service Agreement. As of September 30, 2017, $160,000 of fees under the Administrative Service Agreement remain as payable and are reflected in Due to affiliate in the Condensed Consolidated Balance Sheet.

Related Party Advances

For the three and nine months ended September 30, 2017, an affiliate of the Sponsor advanced an aggregate of $64,630 and $133,141 directly to the Company’s vendors related to operating expenses. For the three and nine months ended September 30, 2016, an affiliate of the Sponsor advanced an aggregate of $39,319 and $136,653 directly to the Company’s vendors related to operating expenses.

As of September 30, 2017, $285,810 of such advances remain as payable and are reflected in Due to affiliate in the Condensed Consolidated Balance Sheet.

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

On March 17, 2016, the Company issued a convertible promissory note to the Sponsor that provides for the Sponsor to loan the Company up to $1,000,000 for ongoing expenses. On March 17, 2016, February 2, 2017, June 29, 2017, July 12, 2017, and October 2, 2017 the Company borrowed $15,000, $250,000, $75,000, $150,000 and $30,000, respectively, pursuant to the convertible promissory note. The Sponsor is not obligated to loan the Company additional amounts pursuant to the convertible promissory note. The convertible promissory note is interest bearing at 5% per annum and is due and payable on December 15, 2017. At the option of the Sponsor, any amounts outstanding under the convertible promissory note may be converted into warrants to purchase shares of common stock at any time on or prior to the maturity date at a conversion price of $1.00 per warrant. Each warrant will entitle the Sponsor to purchase one share of common stock at an exercise price of $11.50 per share. Each warrant will contain other terms identical to the terms contained in the Private Placement Warrants. As of September 30, 2017, the outstanding principal balance of this convertible promissory note is $490,000 and accrued and unpaid interest of $12,274 is reflected in Convertible note – due to Sponsor in the Condensed Consolidated Balance Sheet.

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

With 4,289,791 shares redeemed (see Note 1), and assuming there are no adjustments to the Class B Common Stock and Class B Units pursuant to the Investment Agreement, immediately after the Closing, the Company is expected to hold approximately 49.3% of the outstanding equity in JH Capital and the JH Capital Class B Members will hold the remaining 50.7%.

The consummation of the transactions contemplated by the Investment Agreement is subject to a number of conditions set forth in the Investment Agreement including, among others, receipt of the requisite approval of the stockholders of the Company.

7.	Equity

The Company is authorized to issue up to 100,000,000 shares of common stock with a par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At September 30, 2017, there were 6,453,697 shares of common stock issued and outstanding (excluding 14,256,512 shares of common stock subject to possible redemption).

The Company is authorized to issue up to 1,000,000 shares of preferred stock with a par value $0.0001 per share. At September 30, 2017 there were no shares of preferred stock issued and outstanding.

8.	Subsequent Events

Management of the Company evaluated events that have occurred after the balance sheet date of September 30, 2017, through the date the consolidated financial statements were issued.

On October 2, 2017, the Company borrowed $30,000 from the Sponsor pursuant to the March 17, 2016 convertible promissory note.

On November 8, 2017, the Company entered into Amendment No. 1 (“Amendment No. 1”) to the Investment Agreement. Amendment No. 1 amended the Investment Agreement to (i) extend the date by which the Investment Agreement could be terminated by the Company or JH Capital if the closing of the transactions contemplated by the Investment Agreement has not occurred by such date from December 15, 2017 to March 31, 2018; (ii) permit the Company to hold a Special Meeting of its stockholders for the purposes of obtaining approval to amend the Trust Agreement to extend the date by which the Company is required to commence liquidating the trust account established in connection with the Company’s initial public offering in the event the Company has not consummated a business combination from December 15, 2017 to a date to be determined by the Company in consultation with JH Capital; and (iii) provide JH Capital certain waivers of terms of the Investment Agreement.

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

As indicated in the accompanying financial statements, at September 30, 2017, we had $5,079 in cash. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Results of Operations

For the three and nine months ended September 30, 2017, we had net income of $52,940 and net loss of $318,088, respectively, which consisted of general and administrative expenses, operating costs and the accounts receivable valuation allowance offset by interest income generated from the Trust Account. During these periods, the interest income generated from the Trust Account was $357,371 and $846,401, respectively, and the general and administrative, operating expenses and the accounts receivable valuation allowance were $304,431 and $1,164,489, respectively. We were incorporated in the State of Delaware and are required to pay franchise taxes to the State of Delaware. Franchise taxes for the three and nine months ended September 30, 2017 were accrued in the amount of $45,000 and $136,118.

This compares with a net loss of $563,115 and $818,725 for the three and nine months ended September 30, 2016, respectively, which consisted of $620,828 and $940,933 general and administrative expenses and operating costs offset by interest income generated from the Trust Account of $102,959 and $259,647. Franchise taxes for the three and nine months ended September 30, 2016 were accrued in the amount of $45,246 and $137,439.

On June 28, 2016, we entered into an Agreement and Plan of Merger (as amended, the “Sungevity Merger Agreement”), by and among us, Solaris Merger Sub Inc., Sungevity, Inc. (“Sungevity”), and Shareholder Representative Services LLC, to effect a business combination with Sungevity. On December 31, 2016, the Company terminated the Sungevity Merger Agreement.

Pursuant to a letter of intent (the “LOI”), dated April 20, 2016, between Sungevity and us, Sungevity agreed to pay or reimburse us for all reasonable and documented out-of-pocket costs and expenses incurred between the date of the LOI and the date that the Merger Agreement was executed, including fees and expenses of third party advisors, due diligence-related expenses and such other necessary and related costs and expenses incurred in furtherance of the proposed business combination. For the year ended December 31, 2016, we recorded $909,787 in qualified reimbursable costs, of which $353,517 was reimbursed by Sungevity prior to December 31, 2016. We have initiated legal action against Sungevity to recover the remaining amount of $556,270 due to us under the LOI. On March 13, 2017, Sungevity filed for Chapter 11 Bankruptcy proceedings in U.S. Bankruptcy Court for the District of Delaware to pursue and consummate a sale of its business. Our legal action has been stayed pending resolution of the bankruptcy proceedings. As a result of the bankruptcy proceedings and the legal action initiated against Sungevity, we believe a loss is probable and have, accordingly, applied a valuation allowance of $556,270 which represents the full amount of qualified reimbursable costs. Of this valuation allowance, $278,135 is presented within Operating expenses in the Condensed Consolidated Statement of Operations for the nine months ending September 30, 2017. The remainder of the allowance was first expensed during the year ending December 31, 2016. Our estimate for this loss requires a number of assumptions available to us as of the date the condensed consolidated financial statements are issued, about matters that are uncertain and, accordingly, the actual realized amount paid to us from the bankruptcy proceedings may be more than $0.

Proposed JH Capital Business Combination

On June 28, 2017, the Company entered into an Investment Agreement (as amended, the “Investment Agreement”) by and among JH Capital Group Holdings, LLC (“JH Capital”), Jacobsen Credit Holdings, LLC (“Jacobsen Holdings”), NJK Holding LLC (“NJK Holding”), Kravetz Capital Funding LLC (“KCF” and, together with NJK Holding and Jacobsen Holdings, the “Founding Members”) and the Company, to effect a business combination with JH Capital, a leading specialty finance company in the debt recovery industry. Any description in this Quarterly Report on Form 10-Q of the Investment Agreement is qualified in all respects by reference to the complete text of the Investment Agreement, which was filed with the SEC on June 30, 2017 as Exhibit 2.1 to our Current Report on Form 8-K. See Note 6 — Proposed Business Combination with JH Capital for a discussion of the Transaction and the Investment Agreement. The descriptions of the Transaction and the Investment Agreement in this Report are qualified in all respects by reference to the more detailed description in the complete text of the Investment Agreement. On November 8, 2017, the Company entered into Amendment No. 1 (“Amendment No. 1”) to the Investment Agreement. Amendment No. 1 amended the Investment Agreement to (i) extend the date by which the Investment Agreement could be terminated by the Company or JH Capital if the closing of the transactions contemplated by the Investment Agreement has not occurred by such date from December 15, 2017 to March 31, 2018; (ii) permit the Company to hold a Special Meeting of its stockholders for the purposes of obtaining approval to amend its Amended and Restated Certificate of Incorporation and the Trust Agreement (the “Trust Agreement”), dated as of October 13, 2015 and as amended, by and between the Company and Continental Stock Transfer & Trust Company (“Continental”), to extend the date by which the Company is required to commence liquidating the trust account established in connection with the Company’s initial public offering in the event the Company has not consummated a business combination from December 15, 2017 to a date to be determined by the Company in consultation with JH Capital; and (iii) provide JH Capital certain waivers of terms of the Investment Agreement.

Annual Meeting and Extension Amendments

On August 1, 2017, at the Annual of Stockholders of the Company (the “Annual Meeting”), the Company’s stockholders approved the following items: (i) an amendment (the “Extension Amendment”) to the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a Business Combination (the “Extension”) for an additional 133 days, from August 4, 2017 to December 15, 2017 (the “Extended Date”); and (ii) an amendment (the “Trust Amendment”) to the Trust Agreement to extend the date on which to commence liquidating the Trust Account in the event the Company has not consummated a Business Combination by the Extended Date. The affirmative vote of at least 65% of the Company’s shares attending the Annual Meeting in person or by proxy and voting on the Extension Amendment and the Trust Amendment was required to approve the Extension Amendment and the Trust Amendment. The purpose of the Extension is to allow the Company more time to complete the proposed business combination with JH Capital pursuant to the Investment Agreement. As a result of the Extension, on August 1, 2017, 4,289,791 of the Company’s public shares were redeemed by the electing stockholders at a value of approximately $10.02 per share, for an aggregate redemption of $42,983,454 from the Trust Account.

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

We presently have no revenue, have had losses since inception and have no operations other than the active identification of a target business with which to complete an initial business combination. As of September 30, 2017, we have cash of $5,079 held outside the Trust Account and $157,774,314 in cash equivalents held in the Trust Account, including interest. As further described above, on August 1, 2017, 4,289,791 of our public shares were redeemed by the electing stockholders at a value of approximately $10.02 per share, for an aggregate redemption of $42,983,454 from the Trust Account.

We will have available to us the $5,079 of proceeds held outside the Trust Account (as of September 30, 2017) to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination. We will also have available to us interest earned on the funds held in our Trust Account to pay franchise and income taxes.

At September 30, 2017, we had a working capital deficit of $2,599,163 (total current assets minus total current liabilities). We expect to continue incurring expenses related to professional services including, but not limited to, engaging legal counsel, consultants, advisors and accountants, as well as other operating expenses such as insurance and fees under the Administrative Services Agreement.

On March 17, 2016, we issued a convertible promissory note to our sponsor that provides for our sponsor to loan us up to $1,000,000 for ongoing expenses. On March 17, 2016, February 2, 2017, June 29, 2017, July 12, 2017 and October 2, 2017, we borrowed $15,000, $250,000, $75,000, $150,000 and $30,000, respectively, pursuant to the convertible promissory note. Our sponsor is not obligated to loan us additional amounts pursuant to the convertible promissory note. The convertible promissory note is interest bearing at 5% per annum and is due and payable on December 15, 2017. As of September 30, 2017, the interest accrued is $12,274. At the option of our sponsor, any amounts outstanding under the convertible note may be converted into warrants to purchase shares of common stock at any time on or prior to the maturity date at a conversion price of $1.00 per warrant. Each warrant will entitle our sponsor to purchase one share of our common stock at an exercise price of $11.50 per share. Each warrant will contain other terms identical to the terms contained in the private placement warrants.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. As of September 30, 2017, $150,774,314 (excluding approximately $7,000,000 of deferred underwriting discounts) was held in trust for the purposes of consummating an initial business combination. The proceeds held in the Trust Account (including the deferred underwriting discounts) are held in a money market fund that invests solely in United States Treasuries compliant with Rule 2a-7 under the Investment Company Act of 1940.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 17, 2016, we issued a convertible promissory note to our sponsor that provides for our sponsor to loan us up to $1,000,000 for ongoing expenses. On March 17, 2016, February 2, 2017, June 29, 2017, July 12, 2017 and October 2, 2017, we borrowed $15,000, $250,000, $75,000, $150,000 and $30,000, respectively, pursuant to the convertible promissory note. Our sponsor is not obligated to loan us additional amounts pursuant to the convertible promissory note. The convertible promissory note is interest bearing at 5% per annum and is due and payable on December 15, 2017. At the option of our sponsor, any amounts outstanding under the convertible promissory note may be converted into warrants to purchase shares of our common stock at any time on or prior to the maturity date at a conversion price of $1.00 per warrant. Each warrant will entitle our sponsor to purchase one share of common stock at an exercise price of $11.50 per share. Each warrant will contain other terms identical to the terms contained in the private placement warrants. As of September 30, 2017, the outstanding principal balance of this convertible promissory note is $490,000 and the interest accrued is $12,274.

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

EASTERLY ACQUISITION CORP.

Date: November 9, 2017	/s/ Avshalom Kalichstein
	Name:	Avshalom Kalichstein
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2017	/s/ Jurgen Lika
	Name:	Jurgen Lika
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

