Form 10-K
period 2017-12-31
Easterly Acquisition Corp.
filed 2018-03-16
CIK 1641197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant, was approximately $201,000,000 based on its last reported sales price of $10.05 on the NASDAQ Capital Market.

As of March 8, 2018 there were 20,022,612 shares of Company’s common stock, par value $0.0001 per share, issued and outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Report are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about:

•	our ability to complete our initial business combination with JH Capital (as defined below) or any other business combinations;
•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
•	our potential ability to obtain additional financing to complete our initial business combination;
•	our pool of prospective target businesses;
•	the ability of our officers and directors to generate a number of potential acquisition opportunities;
•	our public securities’ potential liquidity and trading;
•	the lack of a market for our securities;
•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or
•	our financial performance.

ii

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” beginning on page 20. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I

ITEM 1.	BUSINESS

Introduction

We are a blank check company organized under the laws of the State of Delaware on April 29, 2015. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

On June 28, 2017, we entered into an Investment Agreement (the “Investment Agreement”) with JH Capital Group Holdings, LLC (“JH Capital”), Jacobsen Credit Holdings, LLC, NJK Holding LLC, Kravetz Capital Funding LLC to effect a business combination with JH Capital (the “JH Capital Business Combination”), a leading specialty finance company in the debt recovery industry. On the terms and subject to the conditions set forth in the Investment Agreement, at the closing (the “Closing”) of the JH Capital Business Combination, we will contribute cash to JH Capital in exchange for newly issued voting Class A Units of JH Capital. We will receive a number of Class A Units of JH Capital equal to the number of shares of our common stock outstanding at the Closing, after giving effect to the redemption of shares of common stock pursuant to our amended and restated certificate of incorporation. At the Closing, we will file an amended and restated certificate of incorporation, which will, among other things, reclassify all of our outstanding common stock as Class A common stock, create a new class of our Class B common stock and change our name to “JH Capital Group Holdings, Inc.”

Consummation of the transactions contemplated by the Investment Agreement is subject to customary conditions of the respective parties, including the approval of the JH Capital Business Combination by our stockholders in accordance with our amended and restated certificate of incorporation and the completion of a redemption offer whereby we will be providing our public stockholders with the opportunity to redeem their shares of common stock for cash equal to their pro rata share of the aggregate amount on deposit in the trust account.

The Investment Agreement and related agreements are further described in the Current Report on Form 8-K filed by us on June 30, 2017, and the amendments to the Investment Agreement are described in the Current Reports on Form 8-K filed by us on November 9, 2017 and February 15, 2018. For additional information regarding JH Capital, the Investment Agreement and the JH Capital Business Combination, see the Preliminary Proxy Statement on Schedule 14A filed by the Company on February 14, 2018.

Other than as specifically discussed, this report does not assume the closing of the JH Capital Business Combination.

Our management team is led by Darrell Crate, Chairman of the Board, and Avshalom Kalichstein, Chief Executive Officer. Messrs. Crate and Kalichstein have an average of more than 24 years of financial services industry experience, and Mr. Crate brings to our team extensive capital markets and listed company experience, having served as chief financial officer of Affiliated Managers Group, Inc., a NYSE listed company, for 13 years. Messrs. Crate and Kalichstein have combined to lead more than 40 acquisition, merger and divestiture transactions in a variety of industries during the course of their careers. Each of Messrs. Crate and Kalichstein is a managing principal of Easterly LLC, a company established to make permanent capital investments on behalf of institutional clients with a focus on the commercialization of fast growing, non-bank finance and asset management companies. Easterly LLC is a successor company to Easterly Capital, LLC, a firm Mr. Crate co-founded in September 2009.

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

Our registration statement on Form S-1 (File No. 333-203975) was declared effective on July 29, 2015 and on August 4, 2015 we consummated our IPO of 20,000,000 of our units, including 2,000,000 units as a result of the underwriters’ partial exercise of their over-allotment option. Each unit consists of one share of our common stock and one-half of one redeemable warrant. Each whole warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $11.50 per share of common stock. The public units were sold at a price of $10.00 per share, generating gross proceeds to us of $200,000,000. As a result of the expiration of the underwriters’ option to exercise the remaining portion of the over-allotment, our sponsor forfeited an aggregate of 175,000 founder shares. The sponsor, our independent directors and their permitted transferees, owned 20% of our issued and outstanding shares which was increased to approximately 25% (as discussed below).

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

On March 17, 2016, we issued a convertible promissory note to our sponsor that provides for our sponsor to loan us up to $1,000,000 for ongoing expenses. On March 17, 2016, February 2, 2017, June 29, 2017, July 12, 2017, October 1, 2017 and December 4, 2017, we borrowed $15,000, $250,000, $75,000, $150,000, $30,000 and $75,000, respectively, pursuant to the convertible promissory note. Our sponsor is not obligated to loan us additional amounts pursuant to the convertible promissory note. The convertible promissory note is interest bearing at 5% per annum and is due and payable on March 31, 2018, which date will be extended if our stockholders approve an extension of the deadline by which we have to complete our initial business combination from March 31, 2018 to June 30, 2018 at the special meeting of our stockholders that will be held on March 29, 2018. As of December 31, 2017, the interest accrued is $19,371. At the option of our sponsor, any amounts outstanding under the convertible note may be converted into warrants to purchase shares of common stock at any time on or prior to the maturity date at a conversion price of $1.00 per warrant. Each warrant will entitle our sponsor to purchase one share of our common stock at an exercise price of $11.50 per share. Each warrant will contain other terms identical to the terms contained in the private placement warrants.

On August 1, 2017, we held our annual meeting of stockholders and 23,415,152 of the outstanding 25,000,000 shares were voted in favor of the proposal to amend our amended and restated certificate of incorporation to extend the date by which we had to consummate a business combination until December 15, 2017, to change the term of our directors from two years to one year, and to change the provision with respect to removal of directors to permit removal with or without cause by the affirmative vote of a majority of our stockholders and the proposal to amend the agreement with respect to the trust account to provide for the extension until December 15, 2017. In addition, our board of directors was reelected. The holders of 4,289,791 public shares of our common stock properly exercised their right to convert their shares into cash at a conversion price of approximately $10.02 per share.

On December 14, 2017, we held a special meeting of stockholders and 19,325,891 of the outstanding 20,710,209 shares were voted in favor of the proposal to amend our amended and restated certificate of incorporation to extend the date by which we had to consummate a business combination until March 31, 2018, and the proposal to amend the agreement with respect to the trust account to provide for the extension until March 31, 2018. The holders of 687,597 public shares of our common stock properly exercised their right to convert their shares into cash at a conversion price of approximately $10.06 per share. In connection with the approval of this extension, JH Capital agreed to contribute to us as a loan of $0.03 for each public share that was not redeemed in connection with the December 14, 2017 special meeting, for each calendar month or portion thereof that is needed by Easterly to complete a business combination from December 15, 2017 until March 31, 2018, which amounts will be added to the trust account (the “Contributions”). On January 15, 2018 and February 15, 2018, we deposited the first and second Contributions into the trust account.

On December 28, 2017, we issued 888,000 warrants (the “Fortress Warrants”) to Fortress Credit Corp. (“Fortress”) in connection with a loan provided by Fortress to JHPDE Finance I, LLC, a subsidiary of JH Capital (the “Fortress Loan”). If the JH Capital Business Combination closes, the Fortress Warrants will each be exercisable to purchase one share of our Class A common stock at $11.50 per share, have a term of 5 years from the date of the closing of the JH Capital Business Combination and may only be exercisable as follows: 444,000 shares will be immediately exercisable, and the remaining 444,000 shares will become exercisable ratably with the funding of the first $100,000,000 under the Fortress Loan (e.g., 111,000 shares will become exercisable on the date on which the first $25,000,000 has been funded under the Fortress Loan). However, the Fortress Warrants may be exercised only on or after the date which is 30 days after the first date on which Easterly and JH Capital complete the JH Capital Business Combination.

On December 28, 2017, we entered into a Letter Agreement (the “December 28 Letter Agreement”) with JH Capital, Jacobsen Credit Holdings, LLC (“Jacobsen Holdings”), Kravetz Capital Funding LLC (“KCF” and, together with Jacobsen Holdings, the “Principal Members”) and NJK Holding LLC (“NJK Holding” and, together with KCF and Jacobsen Holdings, the “Founding Members”). Pursuant to the December 28 Letter Agreement, Jacobsen Holdings issued us a warrant, dated December 28, 2017 (the “Founding Member Warrants”), to acquire from Jacobsen Holdings 888,000 shares of our Class A common stock or Class B Units of JH Capital. The Founding Member Warrants will be exercisable at a price of $11.50 per share of our Class A common stock or Class B Unit of JH Capital, have a term of 5 years from the date of the closing of the JH Capital Business Combination and may be exercised only to the extent that the Fortress Warrant has been exercised. The Founding Member Warrants will first be exercisable for an amount of our Class A common stock equal to the number of shares of our Class A common stock acquired by Jacobsen Holdings and NJK Holding from the Sponsor pursuant to the Letter Agreement and thereafter for Class B Units of JH Capital owned by them.

On March 8, 2018, we filed a definitive proxy statement to hold a special meeting of our stockholders on March 29, 2018 for the purposes of extending the date by which we have to consummate a business combination from March 31, 2018 to June 30, 2018. If the extension is approved at this special meeting, JH Capital has agreed to continue to contribute to us as a loan of $0.03 for each public share that is not redeemed in connection with the special meeting, for each calendar month or portion thereof that is needed by us to complete a business combination from March 31, 2018 to June 30, 2018.

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

Our sponsor, executive officers and directors have agreed, pursuant to a written letter agreement, not to participate in the formation of, or become an officer or director of, any other blank check company until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by March 31, 2018 (or June 30, 2018 if approved by our stockholders at a special meeting of stockholders). None of our officers or directors, other than Mr. Hauslein, has been involved with any blank check companies or special purpose acquisition corporations in the past.

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

While we anticipated structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, we may, however as in the case of the JH Capital transaction, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

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

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Financial Position

With funds available for an initial business combination in the amount of approximately $144,208,413 as of December 31, 2017 assuming no further redemptions and after payment of $7,000,000 in deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations unless we consummate a business combination on or before March 31, 2018 (or June 30, 2018 if approved by our stockholders at a special meeting of stockholders). We intend to utilize cash derived from the proceeds of the IPO and the private placement warrants, our capital stock or a combination of these in effecting our initial business combination. Although substantially all of the net proceeds of our IPO and the private placement of warrants (less redemptions of public shares in August 2017 and December 2017) are intended to be applied generally toward effecting an initial business combination as described in our prospectus, the proceeds are not otherwise being designated for any more specific purposes. Our initial business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and the registration process required by Federal and state securities laws relating to the offering of securities.

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

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

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

Redemption Rights for Public Stockholders Upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of our initial business combination, including interest earned on the funds and not previously released to us to pay our franchise and income taxes divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is approximately $10.07 per public share as of December 31, 2017. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our initial stockholders have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of our initial business combination.

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

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until March 31, 2018 (or June 30, 2018 if approved by our stockholders at a special meeting of stockholders).

Redemption of Public Shares and Liquidation if No Initial Business Combination

We have only until March 31, 2018 (or June 30, 2018 if approved by our stockholders at a special meeting of stockholders) to complete our initial business combination. If we are unable to complete our initial business combination by March 31, 2018 or extend such deadline to June 30, 2018 if approved by our stockholders at a special meeting of stockholders, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses, which interest shall be net of taxes payable) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by March 31, 2018 (or June 30, 2018 if approved by our stockholders at a special meeting of stockholders).

Our initial stockholders have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination by March 31, 2018 (or June 30, 2018 if approved by our stockholders at a special meeting of stockholders). However, if the initial stockholders acquire public shares in or after the IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by March 31, 2018 (or June 30, 2018 if approved by our stockholders at a special meeting of stockholders).

Our sponsor, and our executive officers and directors agreed, pursuant to a written letter agreement with us, that they would not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we did not complete our initial business combination within 24 months from the closing of the IPO, unless we provide our public stockholders with the opportunity to redeem their shares of common stock on the date of such approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director or any other person and, in connection with the extension sought at our annual meeting of stockholders on August 1, 2017 and special meeting of stockholders on December 14, 2017, we complied with these redemption requirements.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from funds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay franchise and income taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses. If we dissolve and liquidate, we do not expect there to be any funds held outside the trust account remaining for distribution. However, to the extent such funds remain, after payment or provision for payment of our debts and other liabilities, the holders of the common stock remaining after we redeem the public shares will be entitled to receive all our remaining assets available for distribution to our stockholders, ratably in proportion to the number of shares of common stock held by them.

If we are to expend all of the net proceeds of the IPO, other than the proceeds deposited in the trust account, and without taking into account interest or additional amounts added to the trust account, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers (other than the underwriters for the IPO and our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, Messrs. Cody, Crate and Kalichstein, managing principals of an affiliate of the sponsor have agreed, jointly and severally, that they will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then Messrs. Cody, Crate and Kalichstein will not be responsible to the extent of any liability for such third-party claims. We cannot assure you, however, that Messrs. Cody, Crate and Kalichstein would be able to satisfy those obligations. Messrs. Cody, Crate and Kalichstein will not be personally liable to pay our debts and obligations except as provided above. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets and Messrs. Cody, Crate and Kalichstein assert that they are unable to satisfy their indemnification obligations or that they have no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Messrs. Cody, Crate and Kalichstein to enforce their indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Messrs. Cody, Crate and Kalichstein to enforce their indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.00 per public share.

We seek to reduce the possibility that Messrs. Cody, Crate and Kalichstein will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than the underwriters for the IPO and our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Messrs. Cody, Crate and Kalichstein are also not liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. We have access to proceeds held outside of the trust account with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from the trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of the trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by March 31, 2018 (or June 30, 2018 if approved by our stockholders at a special meeting of stockholders) may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of the trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by March 31, 2018 (or June 30, 2018 if approved by our stockholders at a special meeting of stockholders) is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete our initial business combination by March 31, 2018 (or June 30, 2018 if approved by our stockholders at a special meeting of stockholders), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of the amount of interest which may be withdrawn to pay franchise and income taxes and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following March 31, 2018 (or June 30, 2018 if approved by our stockholders at a special meeting of stockholders) and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (other than the underwriters in the IPO and independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account.

As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, the managing principals may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets and will not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, the managing principals will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, our board may be viewed as having breached our fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only in the event of the redemption of our public shares if we do not complete our initial business combination by March 31, 2018 (or June 30, 2018 if approved by our stockholders at a special meeting of stockholders) if they redeem their respective shares for cash upon the completion of the initial business combination or if they redeem their respective shares in connection with a vote seeking to amend Section 9.2(d) of our amended and restated certificate of incorporation in a manner that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by March 31, 2018 (or June 30, 2018 if approved by our stockholders at a special meeting of stockholders). In no other circumstances does a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our IPO that will apply to us until the consummation of our initial business combination. If we seek to amend Section 9.2(d) of our amended and restated certificate of incorporation in a manner that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by March 31, 2018 (or June 30, 2018 if approved by our stockholders at a special meeting of stockholders), we will provide public stockholders with the opportunity to redeem their public shares in connection with any such vote. Our initial stockholders have agreed to waive any redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

•	prior to the consummation of our initial business combination, we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) or (2) provide our public stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) in each case subject to the limitations described herein;
•	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination;
•	if our initial business combination is not consummated by March 31, 2018, then our existence will terminate and we will distribute all amounts in the trust account to our public stockholders; and
•	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2017 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer that is not an “emerging growth company” as described below will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

The financial statements included in this Report have been prepared assuming that we will continue as a going concern. As discussed in Note 1 to our financial statements for the year ended December 31, 2017, if the proceeds held outside the trust account and any loans under the March 17, 2016 convertible promissory note to our sponsor are insufficient to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, we may need to raise additional capital through additional loans or additional investments from our sponsor, an affiliate of our sponsor or certain of our officers and directors. None of our sponsor, any affiliate of our sponsor, or officers and directors are under any obligation to loan us funds.

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

Unlike many other blank check companies in which the initial stockholders agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our initial stockholders have agreed to vote their founder shares, as well as any public shares purchased during or after our IPO, in favor of our initial business combination. Our initial stockholders have owned at least 20%, and now own approximately 25% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our initial stockholders agreed to vote their founder shares in accordance with the majority of the votes cast by our public stockholders.

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by March 31, 2018 (or June 30, 2018 if approved by our stockholders at a special meeting of stockholders). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders will receive an amount estimated to be $10.00 per share (without taking into account interest or additional amounts added to the trust account), and our warrants will expire worthless.

We must complete our initial business combination by March 31, 2018 (or June 30, 2018 if approved by our stockholders at a special meeting of stockholders). We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within the time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders will receive an amount estimated to be $10.00 per share (without taking into account interest or additional amounts added to the trust account), and our warrants will expire worthless.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of our common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of our public shares if we are unable to complete an initial business combination by March 31, 2018 (or June 30, 2018 if approved by our stockholders at a special meeting of stockholders), subject to applicable law and as further described herein, and (iii) the redemption of shares in connection with a vote seeking to amend Section 9.2(d) of our amended and restated certificate of incorporation in a manner that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by March 31, 2018. In addition, if our plan to redeem our public shares if we are unable to complete an initial business combination by March 31, 2018 (or June 30, 2018 if approved by our stockholders at a special meeting of stockholders) is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond March 31, 2018 (or June 30, 2018 if approved by our stockholders at a special meeting of stockholders) before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders will receive an amount estimated to be $10.00 per share (without taking into account interest or additional amounts added to the trust account), on our redemption, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our IPO and the sale of the private placement warrants (less redemptions of public shares in August 2017 and December 2017), our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of common stock that our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders will receive an amount estimated to be $10.00 per share (without taking into account interest or additional amounts added to the trust account) on the liquidation of our trust account and our warrants will expire worthless.

If the net proceeds of our IPO not being held in the trust account are insufficient to allow us to operate until March 31, 2018 (or June 30, 2018 if approved by our stockholders at a special meeting of stockholders), we may be unable to complete our initial business combination in which case our public stockholders will receive an amount estimated to be $10.00 per share (without taking into account interest or additional amounts added to the trust account), and our warrants will expire worthless.

As of December 31, 2017, we have $13,874 available to us outside the trust account to fund our working capital requirements. On March 17, 2016, we issued a convertible promissory note to our sponsor that provides for our sponsor to loan us up to $1,000,000 for ongoing expenses. On March 17, 2016, February 2, 2017, June 29, 2017, July 12, 2017, October 1, 2017 and December 4, 2017, we borrowed $15,000, $250,000, $75,000, $150,000, $30,000 and $75,000, respectively, pursuant to the convertible promissory note. Our sponsor is not obligated to loan us additional amounts pursuant to the convertible promissory note. The funds available to us outside of our trust account and any loans under the March 17, 2016 convertible promissory note may still not be sufficient to allow us to operate until March 31, 2018 (or June 30, 2018 if approved by our stockholders at a special meeting of stockholders) assuming that an initial business combination is not completed during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders will receive an amount estimated to be $10.00 per share (without taking into account interest or additional amounts added to the trust account) on the liquidation of our trust account and our warrants will expire worthless.

If the net proceeds of our IPO (less redemptions of public shares in August 2017 and December 2017) not being held in the trust account and loan from our sponsor are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on additional loans from our sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination.

As of December 31, 2017, we have $13,874 available to us outside our trust account to fund our working capital requirements. On March 17, 2016, we issued a convertible promissory note to our sponsor that provides for our sponsor to loan us up to $1,000,000 for ongoing expenses. On March 17, 2016, February 2, 2017, June 29, 2017, July 12, 2017, October 1, 2017 and December 4, 2017, we borrowed $15,000, $250,000, $75,000, $150,000, $30,000 and $75,000, respectively, pursuant to the convertible promissory note. Our sponsor is not obligated to loan us additional amounts pursuant to the convertible promissory note. Any outstanding balances under the convertible promissory note and any other loans will be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination, we will cease operations except for the purpose of winding up, redeem the public shares and, subject to the approval of our board and remaining stockholders, dissolve and liquidate. Consequently, our public stockholders will receive an amount estimated to be approximately $10.00 per share (without taking into account interest or additional amounts added to the trust account) on our redemption of our public shares, and our warrants will expire worthless.

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

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share (without taking into account interest or additional amounts added to the trust account).

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in United States government treasury bills with a maturity of 180 days or less or in money market funds that invest solely in United States Treasuries that are compliant with Rule 2a-7 under the Investment Company Act by meeting conditions specified under the trust agreement filed herewith. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate a business combination. If we are unable to complete our initial business combination, our public stockholders will receive an amount estimated to be $10.00 per share (without taking into account interest or additional amounts added to the trust account) on the liquidation of our trust account and our warrants will expire worthless.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by March 31, 2018 (or June 30, 2018 if approved by our stockholders at a special meeting of stockholders) may be considered a liquidation distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible by March 31, 2018 (or June 30, 2018 if approved by our stockholders at a special meeting of stockholders) in the event we do not complete our initial business combination and, therefore, we do not intend to comply with those procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by March 31, 2018 (or June 30, 2018 if approved by our stockholders at a special meeting of stockholders) is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. There are 36,639,388 authorized but unissued shares of common stock available for issuance, which amount takes into account shares reserved for issuance upon the closing of the JH Capital Business Combination, upon exercise of outstanding warrants or warrants reserved for issuance (including the maximum of warrants issuable under the March 17, 2016 convertible promissory note, warrants issuable in connection with the JH Capital Business Combination, the Fortress Warrants and the New Warrant (as defined below) to be issued to sponsor upon surrendering of a portion of founder shares), pursuant to an equity incentive plan that was adopted by our board of directors and will be used if the JH Capital Business Combination closes, and the surrendering of a portion of the founder shares in exchange for the New Warrant. We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination, however our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our charter, may be amended with a stockholder vote. The issuance of additional shares of common or preferred stock:

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

Resources could be wasted in researching and pursuing acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders will receive an amount estimated to be $10.00 per share (without taking into account interest or additional amounts added to the trust account) on the liquidation of our trust account and our warrants will expire worthless.

The investigation and pursuit of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders will receive an amount estimated to be $10.00 per share (without taking into account interest or additional amounts added to the trust account) on the liquidation of our trust account and our warrants will expire worthless.

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

On May 4, 2015, our sponsor purchased an aggregate of 4,312,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.006 per share. On July 29, 2015, our board of directors effected a stock dividend of 0.2 shares for each outstanding share of common stock, resulting in 5,175,000 founder shares outstanding. On July 29, 2015, the underwriters exercised part of their over-allotment option resulting in 20,000,000 units issued as a result of the IPO. As a result of the expiration of the underwriters’ option to exercise the remaining portion of the over-allotment, our initial stockholders forfeited an aggregate of 175,000 founder shares. On August 1, 2017 and December 14, 2017, stockholders representing 4,289,791 and 687,597 shares, respectively elected to redeem their shares, resulting in redemption amounts of $42,983,883 and $6,915,728, respectively. Prior to this, the sponsor and its permitted transferees owned 20%, and now own approximately 25% of our issued and outstanding shares. The founder shares will be worthless if we do not complete an initial business combination. The sponsor purchased from us an aggregate of 6,750,000 private placement warrants, each exercisable to purchase one share of our common stock at $11.50 per share, at a price of $1.00 per private placement warrant ($6,750,000 in the aggregate) in a private placement that occurred simultaneously with our IPO. If we do not complete our initial business combination within the applicable time period, the proceeds of the sale of the private placement warrants will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless.

The founder’s shares are identical to the shares of common stock included in the units sold in the IPO. However, the holders have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any shares in connection with a stockholder vote to approve a proposed initial business combination.

On March 17, 2016, we issued a convertible promissory note to our sponsor that provides for our sponsor to loan us up to $1,000,000 for ongoing expenses. On March 17, 2016, February 2, 2017, June 29, 2017, July 12, 2017, October 1, 2017 and December 4, 2017, we borrowed $15,000, $250,000, $75,000, $150,000, $30,000 and $75,000, respectively, pursuant to the convertible promissory note. Our sponsor is not obligated to loan us additional amounts pursuant to the convertible promissory note. The convertible promissory note is interest bearing at 5% per annum and is due and payable on March 31, 2018, which date will be extended if our stockholders approve an extension of the deadline by which we have to complete our initial business combination from March 31, 2018 to June 30, 2018 at the special meeting of our stockholders that will be held on March 29, 2018. As of December 31, 2017, the interest accrued is $19,371. At the option of our sponsor, any amounts outstanding under the convertible note may be converted into warrants to purchase shares of common stock at any time on or prior to the maturity date at a conversion price of $1.00 per warrant. Each warrant will entitle our sponsor to purchase one share of our common stock at an exercise price of $11.50 per share. Each warrant will contain other terms identical to the terms contained in the private placement warrants.

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

As of December 31, 2017, the proceeds from our IPO and the private placement of warrants, and interest held in our trust account (less redemptions of public shares of $49,899,611 in August 2017 and December 2017) that we may use to complete our initial business combination are $151,208,413. This amount includes $7,000,000 of deferred underwriting commissions that are being held in the trust account.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our IPO and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who beneficially have owned at least 20%, and now own approximately 25% of our common stock will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation. The liquidity of our securities could be affected if amendments to our amended and restated certificate of incorporation without a redemption right were to cause our securities to be delisted from Nasdaq.

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by March 31, 2018 (or June 30, 2018 if approved by our stockholders at a special meeting of stockholders), unless we provide our public stockholders with the opportunity to redeem their shares of common stock on the date of such approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of the interest which may be withdrawn to pay franchise and income taxes) divided by the number of then outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director or any other person. These agreements are contained in letter agreements that we have entered into with our sponsor, executive officers and directors. Our public stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our public stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our IPO and the sale of the private placement warrants (less redemptions of public shares in August 2017 and December 2017) will be sufficient to allow us to complete an initial business combination, including the JH Capital Business Combination, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our IPO and the sale of the private placement warrants (less redemptions of public shares in August 2017 and December 2017) prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders will receive an amount estimated to be $10.00 per share (without taking into account interest or additional amounts added to the trust account) on the liquidation of our trust account, and our warrants will expire worthless.

Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Since the closing of our IPO, our initial stockholders have owned at least 20%, and now own approximately 25%, of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control.

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

We issued warrants to purchase 10,000,000 shares of common stock as part of our IPO and, simultaneously with the commencement of our IPO on July 29, 2015, we issued an aggregate of 6,750,000 private placement warrants to our sponsor, each exercisable to purchase one share of common stock at $11.50 per share. In addition, any working capital loans made by our sponsor under the March 17, 2016 convertible promissory note or any other loans from our sponsor, may be converted into an additional 1,000,000 private placements warrants, at the price of $1.00 per warrant. We issued 888,000 warrants (the “Fortress Warrants”) to Fortress Credit Corp. (“Fortress”) in connection with a loan provided by Fortress to JHPDE Finance I, LLC, a subsidiary of JH Capital (the “Fortress Loan”).

If the JH Capital Business Combination closes, the Fortress Warrants will each be exercisable to purchase one share of Class A common stock at $11.50 per share, have a term of 5 years from the date of the closing of the JH Capital Business Combination and may only be exercisable as follows: 444,000 shares will be immediately exercisable, and the remaining 444,000 shares will become exercisable ratably with the funding of the first $100,000,000 under the Fortress Loan (e.g., 111,000 shares will become exercisable on the date on which the first $25,000,000 has been funded under the Fortress Loan). However, the Fortress Warrants may be exercised only on or after the date which is 30 days after the first date on which Easterly and JH Capital complete the JH Capital Business Combination.

If the JH Capital Business Combination closes, the sponsor will surrender to us 2,500,000 shares of our common stock issued to it prior to the IPO in exchange for a warrant (the “New Warrant”), which is exercisable in tranches for up to 2,500,000 shares of our Class A common stock, with the ability to exercise each tranche being subject to the satisfaction of certain conditions, including a requirement that our Class A common stock trades above certain prices. The New Warrant will be exercisable at a price of $0.01 per share, have a term of 5 years and may only be exercisable as follows: (x) 1,000,000 shares will be exercisable if the average of the volume weighted averages of the trading price of a share of our Class A common stock for 10 consecutive trading days is higher than $12.00, (y) an additional 1,000,000 shares will be exercisable if (A) we have raised gross proceeds of at least $200,000,000 from the sale of our equity securities, including the gross proceeds released to us from the trust account and the amount of the Fortress Loan, and (B) the average of the volume weighted averages of the trading price of a share of our Class A common stock for 10 consecutive trading days is higher than $13.00 and (z) the final 500,000 shares will be exercisable if (A) we have raised gross proceeds of at least $200,000,000 from the sale of our equity securities, including the gross proceeds released to us from the trust account and the amount of the Fortress Loan, and (B) the average of the volume weighted averages of the trading price of a share of our Class A common stock for 10 consecutive trading days is higher than $14.00.

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

The private placement warrants are identical to the warrants sold as part of the units in our IPO except that, so long as they are held by our sponsor or its permitted transferees, (i) they will not be redeemable by us, (ii) they (including the common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the sponsor until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis. The Fortress Warrants and the New Warrant are non-redeemable.

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

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financing reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES

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

The following table sets forth, for the calendar quarter indicated, the high and low sales prices of our units, common stock and warrants as reported on the Nasdaq for the fiscal years ended December 31, 2016 and December 31, 2017.

	Units (EACQU)		Common Stock (EACQ)		Warrants (EACQW)
Fiscal 2016:	High	Low	High	Low	High	Low
Quarter ended 3/31/2016	$10.15	$9.74	$9.90	$9.39	$0.40	$0.33
Quarter ended 6/30/2016	$10.04	$9.85	$9.79	$9.60	$0.66	$0.30
Quarter ended 9/30/2016	$11.24	$10.03	$9.95	$9.72	$0.70	$0.54
Quarter ended 12/31/2016	$10.35	$10.05	$10.20	$9.73	$0.72	$0.47
Fiscal 2017:
Quarter ended 3/31/2017	$12.25	$10.05	$10.00	$9.85	$0.55	$0.30
Quarter ended 6/30/2017	$10.75	$10.75	$10.05	$9.93	$0.87	$0.27
Quarter ended 9/30/2017	$10.15	$9.97	$10.10	$9.95	$0.90	$0.70
Quarter ended 12/31/2017	$10.75	$10.30	$10.15	$9.60	$0.95	$0.60

(b)	Holders

On March 1, 2018, there was 1 record holder and approximately 22 beneficial holders of our units, 5 record holders and approximately 149 beneficial holders of our separately traded common stock, and 2 record holders and approximately 107 beneficial holders of our separately traded warrants.

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

The graphs below compare the cumulative total return for our units from July 30, 2015, the date our units first became tradable, and common stock from September 22, 2015, the date when common stock began separate trading, through December 31, 2017, respectively, with the comparable cumulative return of three indices: the S&P 500 Index, the Dow Jones Industrial Average Index and Nasdaq. The graphs assume $100 invested on July 30, 2015 in our units, $100 on September 22, 2015 in our shares and $100 invested at that same times in each of the three listed indices, respectively.

Easterly Acquisition Corp. Units vs. S&P 500, DJIA & NASDAQ

Easterly Acquisition Corp. Shares vs. S&P 500, DJIA & NASDAQ

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

Income Statement Data

	For the Period April 29, 2015 (Inception) Through December 31, 2015	For the Year Ended December 31, 2016	For the Year Ended December 31, 2017
Loss from operations	$(1,104,202)	$(1,995,330)	$(1,474,617)
Interest income	9,918	308,879	1,232,227
Loss before provision for taxes	(1,094,284)	(1,686,451)	(242,390)
Provision for income taxes	-	-	-
Net loss	$(1,094,284)	$(1,686,451)	(242,390)
Per Share Data:
Net loss per common share – basic and diluted	$(0.20)	$(0.29)	$(0.19)
Weighted average number of common shares outstanding – basic and diluted	5,469,153	6,221,263	6,412,873

Balance Sheet Data

	As of December 31, 2015	As of December 31, 2016	As of December 31, 2017
Working capital(1)	$193,163,571	$191,477,121	$141,335,120
Total assets(2)	$200,448,554	$200,424,658	$151,229,634
Total liabilities	$7,284,983	$8,947,537	$9,894,514
Value of common stock that may be redeemed in connection with an initial business combination ($10.00, $10.01 and $10.07 per share as of December 31, 2015, 2016, and 2017 respectively)	$188,163,570	$186,477,120	$136,335,119
Stockholders’ equity(3)	$5,000,001	$5,000,001	$5,000,001

(1)	Includes $200,009,918, $200,102,350 and $151,208,413 held in trust from the proceeds of our IPO and the sale of the private placement warrants plus $272,666, $24,571 and $13,874 in cash held outside of our trust account, plus $165,970, $297,737 and $7,347 of other current assets, less $284,983, $1,931,930 and $2,280,143 of current liabilities, $7,000,000, $7,000,000 and $7,000,000 in deferred underwriting fee, and $0, $15,607 and $614,371 of convertible note and accrued interest, as of December 31, 2015, December 31, 2016 and December 31, 2017, respectively.

(2)	Includes $200,009,918, $200,102,350 and $151,208,413 held in trust from the proceeds of our IPO and the sale of the private placement warrants, plus $272,666, $24,571 and $13,874 in cash held outside of our trust account, plus $165,970, $297,737 and $7,347 of other current assets as of December 31, 2015, December 31, 2016 and December 31, 2017, respectively.

(3)	Excludes 18,816,357, 18,638,173 and 13,544,944 shares of our common stock purchased in the public market, which are subject to redemption in connection with an initial business combination, approximately $10.00, $10.01 and $10.07 per share as of December 31, 2015, December 31, 2016 and December 31, 2017, respectively.

As of December 31, 2017 total assets amount includes approximately $151,208,413 being held in the trust account, $144,208,413 of which is available to us for the purposes of consummating our initial business combination within the time period described in this Report, with $7,000,000 in deferred underwriting fees payable upon consummation of our initial business combination and the remaining $13,874 being available to us for general working capital purposes. If our initial business combination is not so consummated, we will be dissolved and the proceeds held in the trust account will be distributed solely to our public stockholders.

If we seek stockholder approval of any business combination, we will offer holders of our public shares the right to have his, her or its public shares converted to cash (subject to the limitations described elsewhere in this Report) regardless of whether such stockholder votes for or against such proposed business combination. We will close an initial business combination only if we have net tangible assets of at least $5,000,001 upon such closing and, solely if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of our initial business combination. Accordingly, at December 31, 2017 public stockholders owning 13,544,944 shares sold in the IPO may exercise their conversion rights at an initial per share conversion price of $10.00 (not taking into account taxes that may be due, interest earned on the trust account or additional amounts added to the trust account) and we could still close a proposed business combination so long as a majority of shares voted at the meeting are voted in favor of the proposed business combination. Notwithstanding the foregoing, a public stockholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” will be restricted from seeking conversion rights with respect to more than 15% of the public shares. Generally, in this context, a stockholder will be deemed to be acting in concert or as a group with another stockholder when such stockholders agree to act together for the purpose of acquiring, voting, holding or disposing of our equity securities.

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

As indicated in the accompanying financial statements, at December 31, 2017, we had approximately $13,874 in cash. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

On June 28, 2016 we entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”), by and among us, Solaris Merger Sub Inc., Sungevity, Inc. (“Sungevity”), and Shareholder Representative Services LLC, to effect a business combination with Sungevity. On December 31, 2017 the Company terminated the Merger Agreement.

On June 28, 2017, the Company entered into an Investment Agreement (as amended, the “Investment Agreement”) by and among JH Capital Group Holdings, LLC (“JH Capital”), Jacobsen Credit Holdings, LLC, NJK Holding LLC, Kravetz Capital Funding LLC and the Company, to effect a business combination with JH Capital, a leading specialty finance company in the debt recovery industry. Any description in this Annual Report on Form 10-K of the Investment Agreement is qualified in all respects by reference to the complete text of the Investment Agreement, which was filed with the SEC on June 30, 2017 as Exhibit 2.1 to our Current Report on Form 8-K. See Note 7 — Proposed Business Combination with JH Capital for a discussion of the Transaction and the Investment Agreement. The descriptions of the Transaction and the Investment Agreement in this Report are qualified in all respects by reference to the more detailed description in the complete text of the Investment Agreement. On November 8, 2017, the Company entered into Amendment No. 1 (“Amendment No. 1”) to the Investment Agreement. Amendment No. 1 amended the Investment Agreement to (i) extend the date by which the Investment Agreement could be terminated by the Company or JH Capital if the closing of the transactions contemplated by the Investment Agreement has not occurred by such date from December 15, 2017 to March 31, 2018; (ii) permit the Company to hold a Special Meeting of its stockholders for the purposes of obtaining approval to amend its Amended and Restated Certificate of Incorporation and the Trust Agreement (the “Trust Agreement”), dated as of October 13, 2015 and as amended, by and between the Company and Continental Stock Transfer & Trust Company (“Continental”), to extend the date by which the Company is required to commence liquidating the trust account established in connection with the Company’s initial public offering in the event the Company had not consummated a business combination from December 15, 2017 to a date determined by the Company in consultation with JH Capital, which was March 31, 2018; and (iii) provide JH Capital certain waivers of terms of the Investment Agreement.

Results of Operations

For the year ended December 31, 2017, we had a net loss of $242,390 which consists of general and administrative expenses and operating costs offset by interest income generated from the trust account. The interest income generated from the trust account is $1,232,227 and general and administrative and operating expenses are $1,474,617. We were incorporated in the State of Delaware and are required to pay franchise taxes to the State of Delaware. Franchise taxes for the year ended December 31, 2017 were accrued in the amount of $181,118. This compares with a net loss of $1,686,451 for the year ended December 31, 2016 which consist of general and administrative expenses and operating costs offset by interest income generated from the trust account. The interest income generated from the trust account is $308,879 and general and administrative and operating expenses are $1,995,330. Franchise taxes for the year ended December 31, 2016 were accrued in the amount of $182,685. From April 29, 2015 (Inception) through December 31, 2015 we had a net loss of $1,094,284 which consist of general and administrative expenses and operating costs offset by interest income generated from the trust account. The interest income generated from the trust account is $9,918 and general and administrative and operating expenses are $1,104,202. Franchise tax from April 29, 2015 (Inception) through December 31, 2015 were accrued in the amount of $121,858.

Pursuant to a letter of intent (the “LOI”), dated April 20, 2016, between Sungevity and us, Sungevity agreed to pay or reimburse us for all reasonable and documented out-of-pocket costs and expenses incurred between the date of the LOI and the date that the Merger Agreement was executed, including fees and expenses of third party advisors, due diligence-related expenses and such other necessary and related costs and expenses incurred in furtherance of the proposed business combination. For the year ended December 31, 2016, we recorded $909,787 in qualified reimbursable costs, of which $353,517 was reimbursed by Sungevity prior to December 31, 2016. We initiated legal action against Sungevity to recover the remaining amount of $556,270 due to us under the LOI. On March 13, 2017, Sungevity filed for Chapter 11 Bankruptcy proceedings in U.S. Bankruptcy Court for the District of Delaware to pursue and consummate a sale of its business, which proceedings were dismissed in November 2017 without any recovery to us. Our legal action was stayed pending resolution of the bankruptcy proceedings, but has not proceeded since dismissal of the bankruptcy proceedings. A valuation allowance of $278,135 was recorded in the quarter ended December 31, 2016 and the remaining amount of $278,135 was recorded in the quarter ended March 31, 2017 and is presented within Operating expenses in the Consolidated Statement of Operations for the year ended December 31, 2017. As a result of the November 2017 dismissal, the entire receivable and corresponding allowance were written off.

Liquidity and Capital Resources

Prior to our IPO, on May 4, 2015, our sponsor purchased an aggregate of 4,312,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.006 per share. On July 29, 2015, our board of directors effected a stock dividend of 0.2 shares for each outstanding share of common stock, resulting in 5,175,000 founder shares outstanding. On July 29, 2015, the underwriters exercised part of their over-allotment option resulting in 20,000,000 units issued as a result of our IPO at a price of $10.00 per unit generating gross proceeds of $200,000,000 before underwriting discounts and expenses. As a result of the expiration of the underwriters’ option to exercise the remaining portion of the over-allotment, our initial stockholders forfeited an aggregate of 175,000 founder shares. On August 1, 2017 and December 14, 2017, stockholders representing 4,289,791 and 687,597 shares, respectively elected to redeem their shares, resulting in redemption amounts of $42,983,883 and $6,915,728, respectively. Prior to this, the sponsor, our independent directors and their permitted transferees owned 20% of our issued and outstanding shares but now they own approximately 25%. The sponsor purchased from us an aggregate of 6,750,000 private placement warrants, each exercisable to purchase one share of our common stock at $11.50 per share, at a price of $1.00 per private placement warrant in a private placement that occurred simultaneously with our IPO generating proceeds, before expenses, of $6,750,000. We received net proceeds from the IPO and the sale of the private placement warrants of approximately $201,750,000, net of the non-deferred portion of the underwriting commissions of $5,000,000. The amount of proceeds not deposited in the trust account were $1,750,000 at closing of the IPO and such proceeds, together with $25,000 from the sale of common stock to our sponsor, were used to pay $517,145 for costs and expenses related to the IPO and $2,910 for formation, general and administrative expenses. In addition, interest income on the funds held in the trust account may be released to us to pay our franchise and income tax obligations. For a description of the proceeds generated in our IPO and a discussion of the use of such proceeds, we refer you to Notes 3 and 4 of the financial statements included in Item 8 of this Report.

We presently have no revenue, have had losses since inception and have no operations other than the active identification of a target business with which to complete an initial business combination. As of December 31, 2017, we have cash of $13,874 held outside the trust account and $151,208,413 cash equivalents held in the trust account, including interest.

We will have available to us the $13,874 of proceeds held outside the trust account (as of December 31, 2017) to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination. We will also have available to us interest earned on the funds held in our trust account to pay franchise and income taxes.

At December 31, 2017, we have a working capital deficit of $2,258,922 (total current assets minus total current liabilities). We expect to continue incurring expenses related to professional services including, but not limited to, engaging legal counsel, consultants, advisors and accountants, as well as other operating expenses such as insurance and fees under the Administrative Services Agreement.

On March 17, 2016, we issued a convertible promissory note to our sponsor that provides for our sponsor to loan us up to $1,000,000 for ongoing expenses. On March 17, 2016, February 2, 2017, June 29, 2017, July 12, 2017, October 1, 2017 and December 4, 2017, we borrowed $15,000, $250,000, $75,000, $150,000, $30,000 and $75,000, respectively, pursuant to the convertible promissory note. Our sponsor is not obligated to loan us additional amounts pursuant to the convertible promissory note. The convertible promissory note is interest bearing at 5% per annum and is due and payable on August 4, 2017. As of December 31, 2017, the interest accrued is $19,371. At the option of our sponsor, any amounts outstanding under the convertible note may be converted into warrants to purchase shares of common stock at any time on or prior to the maturity date at a conversion price of $1.00 per warrant. Each warrant will entitle our sponsor to purchase one share of our common stock at an exercise price of $11.50 per share. Each warrant will contain other terms identical to the terms contained in the private placement warrants.

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

On August 1, 2017, we held our annual meeting of stockholders and 23,415,152 of the outstanding 25,000,000 shares were voted in favor of the proposal to amend our amended and restated certificate of incorporation to extend the date by which we had to consummate a business combination until December 15, 2017, to change the term of our directors from two years to one year, and to change the provision with respect to removal of directors to permit removal with or without cause by the affirmative vote of a majority of our stockholders and the proposal to amend the agreement with respect to the trust account to provide for the extension until December 15, 2017. In addition, our board of directors was reelected. The holders of 4,289,791 public shares of our common stock properly exercised their right to convert their shares into cash at a conversion price of approximately $10.02 per share.

On December 14, 2017, we held a special meeting of stockholders and 19,325,891 of the outstanding 20,710,209 shares were voted in favor of the proposal to amend our amended and restated certificate of incorporation to extend the date by which we had to consummate a business combination until March 31, 2018, and the proposal to amend the agreement with respect to the trust account to provide for the extension until March 31, 2018. The holders of 687,597 public shares of our common stock properly exercised their right to convert their shares into cash at a conversion price of approximately $10.06 per share. In connection with the approval of this extension, JH Capital agreed to contribute to us as a loan of $0.03 for each public share that was not redeemed in connection with the December 14, 2017 special meeting, for each calendar month or portion thereof that is needed by Easterly to complete a business combination from December 15, 2017 until March 31, 2018, which amounts will be added to the trust account (the “Contributions”). On January 15, 2018 and February 15, 2018, we deposited the first and second Contributions into the trust account.

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

Stock-Based Compensation

As described in Note 7 to our financial statements for the year ended December 31, 2017, on December 28, 2017, we issued 888,000 warrants to Fortress Credit Corp. in connection with a loan provided by Fortress to JHPDE Finance I, LLC, a subsidiary of JH Capital. If the JH Capital Business Combination closes, the Fortress Warrant will be exercisable to purchase one share of our Class A common stock at $11.50 per share, have a term of 5 years from the date of the closing of the JH Capital Business Combination and may only be exercised on or after the date which is 30 days after the first date on which we and JH Capital complete the JH Capital Business Combination.

No compensation expense is recognized by us for the year ended December 31, 2017 as a result of the Fortress Warrant. The total unrecognized expense related to the Fortress Warrant as of December 31, 2017 is $472,327.

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

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES AND MARKET RISKS

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. As of December 31, 2017, $144,208,413 (excluding approximately $7,000,000 of deferred underwriting discounts) was held in trust for the purposes of consummating an initial business combination. The proceeds held in the trust account (including the deferred underwriting discounts) are held in cash.

We have not engaged in any hedging activities since our inception on April 29, 2015. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Page
Financial Statements
Report of Independent Registered Public Accounting Firm	56
Consolidated Balance Sheets as of December 31, 2017 and 2016	57
Consolidated Statements of Operations for the Years Ended December 31, 2017 and 2016 and the Period from April 29, 2015 (Inception) through December 31, 2015	58
Consolidated Statement of Changes in Stockholders' Equity for the Years Ended December 31, 2017 and 2016 and the Period from April 29, 2015 (Inception) to December 31, 2015	59
Consolidated Statement of Cash Flows for the Years Ended December 31, 2017 and 2016 and the Period from April 29, 2015 (Inception) to December 31, 2015	60
Notes to Consolidated Financial Statements	61

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Easterly Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Easterly Acquisition Corp. (the “Company”) as of December 31, 2017 and 2016, the related statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017 and for the period from April 29, 2015 (inception) through December 31, 2015, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017 and for the period from April 29, 2015 (inception) through December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Marcum llp

/s/ Marcum LLP

We have served as the Company’s auditor since 2015.

New York, NY
March 16, 2018

EASTERLY ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016

ASSETS
Current assets
Cash	$13,874	$24,571
Prepaid expenses	7,347	18,118
Other receivables, net	-	279,619
Total current assets	21,221	322,308
Cash and cash equivalents held in Trust Account - restricted	151,208,413	200,102,350
Total assets	$151,229,634	$200,424,658

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,704,738	$1,709,260
Due to affiliate	575,405	222,670
Total current liabilities	2,280,143	1,931,930
Convertible note – due to Sponsor	614,371	15,607
Deferred underwriting fee	7,000,000	7,000,000
Total liabilities	9,894,514	8,947,537
Commitments
Common stock, subject to possible redemption or tender, 13,544,944 and 18,638,173 shares at redemption value at December 31, 2017 and December 31, 2016, respectively	136,335,119	186,477,120
Stockholders' equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 6,477,668 and 6,361,827 shares issued and outstanding (excludes 13,544,944 and 18,638,173 shares subject to possible redemption) at December 31, 2017 and December 31, 2016, respectively	648	636
Additional paid-in capital	8,022,478	7,780,100
Accumulated deficit	(3,023,125)	(2,780,735)
Total stockholders' equity	5,000,001	5,000,001
Total liabilities and stockholders' equity	$151,229,634	$200,424,658

See accompanying notes to consolidated financial statements.

EASTERLY ACQUISITION CORP.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	For the period from April 29, 2015 (Inception) through December 31, 2015

Operating costs	$(1,293,499)	$(1,812,645)	(982,344)
State franchise taxes	(181,118)	(182,685)	(121,858)
Loss from operations	(1,474,617)	(1,995,330)	(1,104,202)
Other income – interest income	1,232,227	308,879	9,918
Net loss	$(242,390)	$(1,686,451)	(1,094,284)

Weighted average number of common shares outstanding, basic and diluted	6,412,873	6,221,263	5,469,153

Basic and diluted net loss per share	$(0.19)	$(0.29)	(0.20)

See accompanying notes to consolidated financial statements.

EASTERLY ACQUISITION CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Period from April 29, 2015 (inception) to December 31, 2017

	Common Shares		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in	Deficit	Equity
Balance, April 29, 2015 (Inception)	-	$-	$-	$-	$-
Sale of common stock to Sponsor	5,175,000	517	24,483	-	25,000
Sale of 20,000,000 Units, net of underwriters’ commissions	20,000,000	2,000	187,998,000	-	188,000,000
Proceeds from issuance of Private Placement Warrants	-	-	6,750,000	-	6,750,000
Offering expenses	-	-	(517,145)	-	(517,145)
Forfeiture of initial stockholder’s shares pursuant to partial exercise of underwriters’ over-allotment	(175,000)	(18)	18	-	-
Common stock subject to possible redemption or tender	(18,816,357)	(1,881)	(188,161,689)	-	(188,163,570)
Net loss	-	-	-	(1,094,284)	(1,094,284)
Balance, December 31, 2015	6,183,643	618	6,093,667	(1,094,284)	5,000,001
Common stock subject to possible redemption or tender	178,184	18	1,686,433	-	1,686,451
Net loss	-	-	-	(1,686,451)	(1,686,451)
Balance, December 31, 2016	6,361,827	636	7,780,100	(2,780,735)	5,000,001
Redemption of 4,977,388 shares of common stock	(4,977,388)	(498)	(49,899,113)	-	(49,899,611)
Common stock subject to possible redemption or tender	5,093,229	510	50,141,491	-	50,142,001
Net loss	-	-	-	(242,390)	(242,390)
Balance, December 31, 2017	6,477,668	648	8,022,478	(3,023,125)	5,000,001

See accompanying notes to consolidated financial statements.

EASTERLY ACQUISITION CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended	For the Year Ended	For the period from April 29, 2015 (Inception) through
	December 31, 2017	December 31, 2016	December 31, 2015
Cash flows from operating activities:
Net loss	$(242,390)	$(1,686,451)	$(1,094,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest on cash and cash equivalents held in Trust Account	(1,232,227)	(308,879)	(9,918)
Provision for uncollectible other receivables	278,135	278,135	-
Changes in operating assets and liabilities:
Prepaid expenses	10,771	78,388	(96,506)
Other receivables	1,484	(488,290)	(69,464)
Accounts payable and accrued expenses	(4,522)	1,442,344	266,916
Due to affiliate	352,735	205,210	18,067
Interest on convertible note to Sponsor	18,764	-	-
Net cash used in operating activities	(817,250)	(479,543)	(985,189)
Cash flows from investing activities:
Cash held in Trust Account – restricted		-	(200,000,000)
Cash released from Trust Account – redemption of shares of common stock	49,899,611	-	-
Interest income released from Trust Account for franchise taxes	226,553	216,448	-
Net cash provided by (used in) investing activities	50,126,164	216,448	(200,000,000)
Cash flows from financing activities:
Proceeds from issuance of common stock to initial stockholder	-	-	25,000
Proceeds from sale of Units, net of underwriting commissions paid	-	-	175,500,000
Proceeds from sale of over-allotment Units, net of underwriting commissions paid	-	-	19,500,000
Proceeds from sale of Private Placement Warrants	-	-	6,750,000
Payment of offering expenses	-	-	(471,108)
Proceeds from promissory note - related parties	580,000	15,000	-
Proceeds of convertible note received from Sponsor	-	-	100,000
Repayment of advances from affiliate and promissory note - related parties	-	-	(146,037)
Redemption of Units	(49,899,611)	-	-
Net cash (used in) provided by financing activities	(49,319,611)	15,000	201,257,855
Increase (decrease) increase in cash	(10,697)	(248,095)	272,666
Cash at beginning of period	24,571	272,666	-
Cash at end of period	$13,874	$24,571	272,666
Supplemental disclosure of noncash financing activities:
Deferred underwriting fees	$-	$-	$7,000,000
Payment of offering costs through advance from related party	$-	$-	$46,037
Change in value of common stock subject to possible redemption	$(242,390)	$(1,686,451)	$-

See accompanying notes to consolidated financial statements.

EASTERLY ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business Operations

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

As of December 31, 2017, the Company has neither commenced operations nor generated any revenues to date. All activity through December 31, 2017 relates to the Company’s formation, initial public offering (described below), identifying a target company and engaging in due diligence for a Business Combination.

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

As more fully described in Note 7 below, on June 28, 2017, the Company entered into an Investment Agreement (as amended, the “Investment Agreement”) with JH Capital Group Holdings, LLC (“JH Capital”), Jacobsen Credit Holdings, LLC (“Jacobsen Holdings”), Kravetz Capital Funding LLC (“KCF” and, together with Jacobsen Holdings, the “Principal Members”) and NJK Holding LLC (“NJK Holding” and, together with KCF and Jacobsen Holdings, the “Founding Members”), to effect a business combination with JH Capital, a leading specialty finance company in the debt recovery industry.

The Company must complete a Business Combination prior to March 31, 2018 (or June 30, 2018 if approved by our stockholders at a special meeting of stockholders) or cease all operations, redeem the public shares of its common stock and dissolve and liquidate its remaining assets to its creditors and remaining stockholders

Financing

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

See below as well as Note 1 regarding redemptions of common stock and the release of a portion of the funds from the Trust Account in connection with stockholder approvals, in August 2017 and December 2017, to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company must complete its Business Combination.

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

The Company amended and restated its certificate of incorporation on July 28, 2015 and further amended it on August 1, 2017 and December 15, 2017, to provide that, except for the withdrawal of interest to pay franchise and income taxes, if any, that none of the funds held in trust (including the interest on such funds) will be released from the Trust Account until the earlier of (i) the completion of the initial Business Combination, (ii) the redemption of the Public Shares (as defined in Note 3) if the Company is unable to complete a Business Combination by March 31, 2018 (subject to the requirements of applicable law) and (iii) the redemption of shares in connection with a vote seeking to amend Section 9.2(d) of the amended and restated certificate of incorporation in a manner that would affect the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete an initial Business Combination by March 31, 2018. For the year ended December 31, 2017, the Company withdrew $226,553 of interest earned to pay for franchise taxes in accordance with the amended and restated certificate of incorporation.

On December 8, 2017, the Company and JH Capital entered into a non-interest bearing promissory note (“JH Capital Promissory Note), which would be drawn on January 15, 2018, February 15, 2018 and March 15, 2018 at individual amounts of $0.03 for each share of the Company’s common stock outstanding as of such date, excluding the 5,000,000 Sponsor shares. The Company will contribute this principal into the Trust Account. The contributions will not bear interest and will be repayable by the Company to JH Capital upon consummation of the Company’s initial business combination.

On February 14, 2018, the Company’s board of directors approved the second amendment to the Investment Agreement and, on February 14, 2018, the parties executed the second amendment to the Investment Agreement. JH Capital agreed to continue to make the contributions of $0.03 for each public share, for each calendar month or portion thereof, to the Company through the earlier of (A) June 30, 2018 or (B) the date by which the Company is required to dissolve and liquidate the Trust Account in accordance with the terms of the Company’s charter, which will be added to the Trust Account.

In order to protect the amounts held in the Trust Account, Messrs. Cody, Crate and Kalichstein, managing principals of an affiliate of the Sponsor have agreed, jointly and severally, that they will be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to it, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of its IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then Messrs. Cody, Crate and Kalichstein will not be responsible to the extent of any liability for such third-party claims. The Company cannot assure you, however, that Messrs. Cody, Crate and Kalichstein would be able to satisfy those obligations. Messrs. Cody, Crate and Kalichstein will not be personally liable to pay the Company’s debts and obligations except as provided above. None of the Company’s other officers will indemnify it for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Stockholder Meetings

On August 1, 2017, the Company held its annual meeting of stockholders and 23,415,152 of the Company’s 25,000,000 shares were voted in favor of the proposal to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company had to consummate a Business Combination until December 15, 2017, to change the term of the Company’s directors from two years to one year, and to change the provision with respect to removal of directors to permit removal with or without cause by the affirmative vote of a majority of the Company’s stockholders and the proposal to amend the agreement with respect to the Trust Account to provide for the extension until December 15, 2017. In addition, the Company’s board of directors was reelected. The holders of 4,289,791 public shares of the Company’s common stock properly exercised their right to convert their shares into cash at a conversion price of approximately $10.02 per share.

On December 14, 2017, the Company held a special meeting of stockholders and 19,325,891 of the Company’s 20,710,209 shares were voted in favor of the proposal to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company had to consummate a Business Combination until March 31, 2018, and the proposal to amend the agreement with respect to the Trust Account to provide for the extension until March 31, 2018. The holders of 687,597 public shares of Easterly common stock properly exercised their right to convert their shares into cash at a conversion price of approximately $10.06 per share.

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

Notwithstanding the foregoing redemption rights, if the Company seeks stockholder approval of its initial business combination and it does not conduct redemptions in connection with its business combination pursuant to the tender offer rules, the Company’s amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the Company’s IPO.

Shares of common stock subject to redemption or tender are recorded at redemption amount and classified as temporary equity, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.” At December 31, 2017, the amount in the Trust Account is approximately $10.07 per share of common stock sold in the Public Offering ($151,208,413 cash equivalents held in the Trust Account divided by 15,022,612 of Public Shares).

The Company has until March 31, 2018 (or June 30, 2018 if approved by our stockholders at a special meeting of stockholders) to complete its initial Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses, which interest shall be net of taxes payable) divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

On March 8, 2018, the Company filed a definitive proxy statement to hold a special meeting of the Company’s stockholders on March 29, 2018 for the purposes of extending the date by which the Company has to consummate a Business Combination from March 31, 2018 to June 30, 2018, and amending the Company’s Amended and Restated Investment Management Trust Agreement to extend the date on which to commence liquidating the Trust Account established in connection with the Company’s IPO in the event the Company has not consummated a Business Combination from March 31, 2018 to June 30, 2018.

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

Pursuant to a letter of intent (the “LOI”), dated April 20, 2016, between Sungevity and the Company, Sungevity agreed to pay or reimburse the Company for all reasonable and documented out-of-pocket costs and expenses incurred between the date of the LOI and the date that definitive documents with respect to the proposed merger, including fees and expenses of third party advisors, due diligence-related expenses and such other necessary and related costs and expenses incurred in furtherance of the proposed business combination. For the year ended December 31, 2016, the Company incurred $909,787 in qualified reimbursable costs, of which $353,517 was reimbursed by Sungevity prior to December 31, 2016. The Company initiated legal action against Sungevity to recover the remaining amount of $556,270 due to the Company under the LOI. On March 13, 2017, Sungevity filed for Chapter 11 Bankruptcy proceedings in U.S. Bankruptcy Court for the District of Delaware to pursue and consummate a sale of its business, which proceedings were dismissed in November 2017 without any recovery to the Company. The Company’s legal action was stayed pending resolution of the bankruptcy proceedings, but has not proceeded since dismissal of the bankruptcy proceedings. A valuation allowance of $278,135 was recorded in the quarter ended December 31, 2016 and the remaining amount of $278,135 was recorded in the quarter ended March 31, 2017 and is presented within Operating expenses in the Consolidated Statement of Operations for the year ended December 31, 2017. As a result of the November 2017 dismissal, the entire receivable and corresponding allowance were written off.

The remainder of the allowance was first expensed during the year ended December 31, 2016. The Company’s estimate for this loss requires a number of assumptions available to the Company as of the date the consolidated financial statements are issued, about matters that are uncertain and, accordingly, the actual realized amount paid to the Company from the bankruptcy proceedings may be more than $0.

Going Concern Considerations

The Company presently has no revenue, has had losses since inception and has no operations other than the active identification of a target business with which to complete its Business Combination. As of December 31, 2017, the Company had cash of $13,874 held outside the Trust Account and $151,208,413 cash equivalents held in trust, including interest.

The Company will have available the $13,874 of proceeds held outside the Trust Account (as of December 31, 2017) and any additional Sponsor loans under the March 17, 2016 convertible promissory note (see Note 4) to fund its working capital needs and to continue to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination. The Company will also have available any interest earned on the funds held in the Trust Account to pay franchise and income taxes.

At December 31, 2017 the Company has a working capital deficit of $2,258,922 (total current assets minus total current liabilities). The Company expects to continue incurring expenses related to professional services including, but not limited to, engaging legal counsel, consultants, advisors and accountants, as well as other operating expenses such as insurance and fees under the Administrative Services Agreement.

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

Basis of Presentation

The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Solaris Merger Sub Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Net Loss per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at December 31, 2017 and 2016, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, such shares only participate in their pro rata share of the Trust Account earnings.

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

Reconciliation of net loss per common share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016 (revised)	For the Period April 29, 2015 (Inception) Through December 31, 2015
Net loss	$(242,390)	$(1,686,451)	$(1,094,284)
Less: Income attributable to ordinary shares subject to redemption	(947,719)	(117,601)	-
Adjusted net loss	$(1,190,109)	$(1,804,052)	$(1,094,284)

Weighted average shares outstanding, basic and diluted	6,412,873	6,221,263	5,469,153

Basic and diluted net loss per ordinary share	$(0.19)	$(0.29)	$(0.20)

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

At December 31, 2017, the proceeds of the Trust Account were invested in the Western Asset Institutional U.S. Treasury Reserves money market fund that invests all of its assets in direct obligations of the U.S. Treasury and which is compliant with Rule 2a-7 under the Investment Company Act.

The following table presents information about the Trust Account assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2017
Assets:
Cash and/or cash equivalents held in the Trust Account	1	$151,208,413

The Trust Account assets were held in cash as of December 31, 2016.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which exceeds the Federal depository insurance coverage of $250,000. At December 31, 2017, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2017, the assets held in the Trust Account were held in the Western Asset Institutional U.S. Treasury Reserves money market fund that invests solely in United States Treasuries compliant with Rule 2a-7 under the Investment Company Act.

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

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2017, a full valuation allowance has been established against the deferred tax asset.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no uncertain tax benefits as of December 31, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The income tax provision was deemed to be immaterial as of December 31, 2017.

On December 22, 2017, the United States government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act. The Tax Act significantly revises the existing tax law by, among other things, lowering the United States corporate income tax rate from 35% to 21% beginning in 2018. The Company reviewed and incorporated the impact of the Tax Act in its tax calculations and disclosures. The primary impact on the Company stems from the re-measurement of its deferred taxes at the new corporate tax rate of 21% for the year ending December 31, 2017, which reduced the Company's net deferred tax assets, before valuation allowance, by $391,456. Due to the full valuation allowance, the change in deferred taxes was fully offset by the change in valuation allowance. As a result, the Tax Act did not have a significant impact on the Company's Consolidated Financial Statements for the year ended December 31, 2017.

Franchise Taxes

The Company is incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis.

Stock Based Compensation

As further discussed in Note 7, on December 28, 2017, the Company issued 888,000 warrants to Fortress Credit Corp. in connection with a loan provided by Fortress to JHPDE Finance I, LLC, a subsidiary of JH Capital. If the JH Capital Business Combination closes, the warrant will be exercisable to purchase one share of the Company’s Class A common stock at $11.50 per share, have a term of 5 years from the date of the closing of the JH Capital Business Combination and may only be exercised on or after the date which is 30 days after the first date on which the Company and JH Capital complete the JH Capital Business Combination.

The Company measures nonemployee stock-based awards at grant date based on the fair value of the award. The compensation cost is recognized as expense over the vesting period of the award. The warrant issued to Fortress will be recognized as an expense as it vests but only after the date which is 30 days after the first date on which the Company and JH Capital complete the JH Capital Business Combination.

Stock-based awards issued to nonemployees are remeasured until the award vests. The Company uses the probability-weighted Black-Scholes option pricing model to value its warrant awards. Estimating the fair value of warrants requires management to apply judgment and make estimates, including volatility, the expected term of the Company’s warrants, the expected dividend yield and the fair value of the common stock on the measurement date.

Expected term – The expected term represents the contractual term of the award, which is 5 years.

Expected volatility – the volatility is derived from the historical volatility of the Company’s common stock, which is approximately 10.4%.

Risk-free interest rate – The risk-free interest rate is based on the yield of a 5-year Treasury Bond in effect at the time of grant, which is approximately 2.2%.

Expected dividend – the Company has never paid dividends on the common stock and the Company assumed no dividends will be paid by the Company after business combination, therefore we used an expected dividend yield of zero.

The Company adjusted the warrants’ fair value on measurement date, as estimated by the Black-Scholes model, by a liquidity discount of 10% as a result of lack of marketability of the Fortress Warrant.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

3.	Public Offering

Public Units

Pursuant to the Public Offering on August 4, 2015, the Company sold 20,000,000 units at a price of $10.00 per unit (the “Units”), including 2,000,000 Units as a result of the underwriters’ partial exercise of their over-allotment option, generating gross proceeds of $200,000,000. The common stock and warrants comprising the Units began separate trading on September 22, 2015. The holders have the option to continue to hold Units or separate their Units into the component securities. Each Unit consists of one share of the Company’s common stock (“Public Shares”), $0.0001 par value, and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share. Each Public Warrant will become exercisable on the later of 30 days after the completion of an initial Business Combination or 12 months from the closing of the Public Offering, and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation. If the Company does not complete its initial Business Combination on or prior to March 31, 2018 (or June 30, 2018 if approved by our stockholders at a special meeting of stockholders), the Public Warrants will expire worthless at the end of such period. Upon closing of the Public Offering, there were 16,750,000 warrants outstanding, which include 6,750,000 warrants purchased by the initial stockholders and 10,000,000 warrants purchased in connection with the sale of Units related to the Public Offering.

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

Founder Shares

On May 4, 2015, the Sponsor purchased 4,312,500 shares of the Company’s common stock (the “Founder Shares”) for $25,000, or approximately $.006 per share. On July 29, 2015, the Company’s Board of Directors effected a stock dividend of 0.2 shares for each outstanding share of common stock, resulting in 5,175,000 Founder Shares outstanding. On July 29, 2015, the underwriters exercised part of their over-allotment option resulting in 20,000,000 Units issued as a result of the Public Offering. As a result of the expiration of the underwriters’ option to exercise the remaining portion of the over-allotment, the Sponsor forfeited an aggregate of 175,000 Founder Shares. As described in Note 1, on August 1, 2017 and December 14, 2017, stockholders representing 4,289,791 and 687,597 shares, respectively elected to redeem their shares, resulting in redemption amounts of $42,983,883 and $6,915,728, respectively. Prior to this redemption, the Sponsor, the Company’s independent directors and their permitted transferees, which are referred to as the initial stockholders, owned 20% of the Company’s issued and outstanding shares and after the redemptions own approximately 25%.

The Founder Shares are identical to the common stock included in the Units sold in the Public Offering except that 1) the Founder Shares are subject to certain restrictions, as described in more detail below, and 2) the initial stockholders have agreed (i) to waive their redemption rights with respect to their Founder Shares in connection with the completion of the initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete its initial Business Combination by March 31, 2018 (or June 30, 2018 if approved by our stockholders at a special meeting of stockholders), although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete its initial Business Combination within the prescribed time frame. If the Company submits its initial Business Combination to the public stockholders for a vote, the initial stockholders have agreed to vote their Founder Shares and any Public Shares purchased during or after the Public Offering in favor of the initial Business Combination.

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

Private Placement Warrants

The Sponsor purchased from the Company an aggregate of 6,750,000 Private Placement Warrants, each exercisable to purchase one share of the Company’s common stock at $11.50 per share, at a price of $1.00 per Private Placement Warrant ($6,750,000 in the aggregate) in a private placement that occurred simultaneously with the closing of the Public Offering. The proceeds from the sale of the Private Placement Warrants were added to the proceeds from the Public Offering held in the Trust Account. If the Company does not complete an initial Business Combination by March 31, 2018 (or June 30, 2018 if approved by our stockholders at a special meeting of stockholders), to the degree that any proceeds remain, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants are identical to the Public Warrants sold as part of the Units in the Public Offering except that, so long as they are held by the Sponsor or its permitted transferees, (i) they will not be redeemable by the Company, (ii) they (including the common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the completion of the initial Business Combination and (iii) they may be exercised by the holders on a cashless basis.

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

Administrative Service Agreement

The Company entered into an agreement to pay an affiliate of our Sponsor, Easterly Capital, LLC, a total of $10,000 per month starting on July 29, 2015 and continuing until the earlier of the Company’s initial Business Combination or liquidation for office space, utilities, secretarial support and administrative services. This arrangement was agreed to for the Company’s benefit and is not intended to provide the Sponsor compensation in lieu of salary or other remuneration. For the years ended December 31, 2017 and 2016 and for the period from April 29, 2015 (Inception) through December 31, 2015, the Company incurred $120,000, $120,000 and $50,000, respectively under the Administrative Service Agreement. As of December 31, 2017 and 2016, $190,000 and $70,000, respectively, remains as a payable and is reflected in Due to affiliate in the Consolidated Balance Sheet.

Related Party Advances

For the year ended December 31, 2017, an affiliate of the Sponsor advanced an aggregate of $232,735 directly to the Company’s vendors related to operating expenses. For the year ended December 31, 2016, an affiliate of the Sponsor advanced an aggregate of $181,403 directly to the Company’s vendors related to operating expenses.

As of December 31, 2017, $385,405 of such advances remain as payable and are reflected in Due to affiliate in the Consolidated Balance Sheet.

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

On March 17, 2016, the Company issued a convertible promissory note to the Sponsor that provides for the Sponsor to loan the Company up to $1,000,000 for ongoing expenses. On March 17, 2016, February 2, 2017, June 29, 2017, July 12, 2017, October 1, 2017 and December 4, 2017, the Company borrowed $15,000, $250,000, $75,000, $150,000, $30,000 and $75,000, respectively, pursuant to the convertible promissory note. The Sponsor is not obligated to loan the Company additional amounts pursuant to the convertible promissory note. The convertible promissory note is interest bearing at 5% per annum and is due and payable on March 31, 2018, which date will be extended if our stockholders approve an extension of the deadline by which we have to complete our initial business combination from March 31, 2018 to June 30, 2018 at the special meeting of our stockholders that will be held on March 29, 2018. At the option of the Sponsor, any amounts outstanding under the convertible promissory note may be converted into warrants to purchase shares of common stock at any time on or prior to the maturity date at a conversion price of $1.00 per warrant. Each warrant will entitle the Sponsor to purchase one share of common stock at an exercise price of $11.50 per share. Each warrant will contain other terms identical to the terms contained in the Private Placement Warrants. As of December 31, 2017, the outstanding principal balance of this convertible promissory note is $595,000 and accrued and unpaid interest of $19,371 is reflected in Convertible note – due to Sponsor in the Consolidated Balance Sheet.

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

5.	Income Taxes

The Company’s net deferred tax assets are as follows:

	December 31,	December 31,
	2017	2016
Deferred tax asset
Provision for uncollectible other receivables	$-	$94,566
Net operating loss carryforward	632,352	848,392
Total deferred tax asset	632,352	942,958
Valuation allowance	(632,352)	(942,958)
Deferred tax asset, net of allowance	$-	$-

The income tax provision (benefit) consists of the following:

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Federal
Current	$-	$-
Deferred	310,606	(571,663)
State and local
Current	-	-
Deferred	-	-
Change in valuation allowance	(310,606)	571,663
Income tax provision (benefit)	$-	$-

As of December 31, 2017, the Company had U.S. federal and state net operating loss carryovers (“NOLs”) of $3,011,199 available to offset future taxable income. These NOLs expire beginning in 2036. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change in control as defined under the regulations.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2017, and December 31, 2016, the change in the valuation allowance was $(310,606) and $571,663, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	For the Year Ended December 31,	For the Year Ended December 31,
	2017	2016
Statutory federal income tax rate	34.0%	34.0%
State and local taxes, net of federal tax benefit	0%	0%
Other	(0.6)%	(0.1)%
Change in valuation allowance	(33.4)%	(33.9)%
Income tax provision (benefit)	0.0%	0.0%

On December 22, 2017, the United States government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act. The Tax Act significantly revises the existing tax law by, among other things, lowering the United States corporate income tax rate from 35% to 21% beginning in 2018. The Company reviewed and incorporated the impact of the Tax Act in its tax calculations and disclosures. The primary impact on the Company stems from the re-measurement of its deferred taxes at the new corporate tax rate of 21% for the year ending December 31, 2017, which reduced the Company's net deferred tax assets, before valuation allowance, by $391,456. Due to the full valuation allowance, the change in deferred taxes was fully offset by the change in valuation allowance. As a result, the Tax Act did not have a significant impact on the Company's Consolidated Financial Statements for the year ended December 31, 2017.

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

7.	Proposed Business Combination with JH Capital

Investment Agreement with JH Capital

On June 28, 2017, the Company entered into an Investment Agreement with JH Capital and the Founding Members of JH Capital, which are Jacobsen Credit Holdings, LLC, Kravetz Capital Funding LLC and NJK Holding LLC to effect the Business Combination. Based on the terms and subject to the conditions set forth in the Investment Agreement, at the closing (the “Closing”) of the transactions contemplated by the Investment Agreement, the Company will contribute cash to JH Capital in exchange for newly issued voting Class A Units of JH Capital (“Class A Units”). The Company will receive a number of Class A Units equal to the aggregate number of shares of the Company’s common stock outstanding at the Closing, after giving effect to the redemption of shares of the Company’s common stock by the Company’s public stockholders. At the Closing, the Company will file an amended and restated certificate of incorporation, which will, among other things, reclassify all of the outstanding Company’s common stock as Class A common stock, par value $0.0001 per share, create a new class of the Company’s Class B common stock, par value $0.0001 per share and change the Company’s name to “JH Capital Group Holdings, Inc.”

Prior to the closing of the Business Combination, JH Capital and the Founding Members will effect an internal reorganization after which (i) all of the following companies and their respective direct and indirect subsidiaries are expected to be principally owned directly or indirectly by JH Capital: Credit Control, LLC, Century DS, LLC, New Credit America, LLC, and CreditMax Holdings, LLC (the “JH Group Companies”) and (ii) without duplication of the companies referenced in clause (i), the direct and indirect subsidiaries of Next Level Finance Partners, LLC are expected to be principally owned, directly or indirectly, by JH Capital.

Pursuant to the Investment Agreement, the aggregate consideration to be paid to JH Capital for the Class A Units of JH Capital will consist of an amount in cash equal to the cash and cash equivalents held by the Company outside of the Company’s Trust Account, plus the amount of funds contained in the Trust Account, after giving effect to redemptions by the Company’s public stockholders, less deferred underwriting fees payable to Citigroup Global Markets Inc. and fees payable to Cantor Fitzgerald & Co. and Jefferies LLC, less any reasonable (with respect to expenses incurred since April 27, 2017) and documented out-of-pocket transaction expenses of the Company that are accrued and unpaid as of the closing, less any outstanding amount under the Convertible Promissory Note, dated as of March 17, 2016, issued by Easterly to Easterly Acquisition Sponsor, LLC that has not been converted into warrants to purchase Easterly Class A common stock. In addition, 18,700,000 shares of newly-issued Class B common stock will be issued by the Company to the Principal Members and the other Class B members of JH Capital (the Principal Members, together with such other Class B members, the “JH Capital Class B Members”). The JH Capital Class B Members will also be issued 18,700,000 non-voting Class B Units of JH Capital, provided that such amount of JH Capital Class B Units is subject to reduction to the extent that certain of the JH Group Companies and certain subsidiaries of Next Level Finance Partners, LLC are not directly or indirectly wholly owned by JH Capital after the Reorganization. The Company’s Class B common stock will have one vote per share but will not be entitled to any economic interest in the Company. The JH Capital Class B Units are entitled to distributions from JH Capital, but are not entitled to any voting or control rights over JH Capital, other than certain customary consent rights with respect to distributions, amendments to JH Capital’s limited liability company agreement and certain other matters affecting the JH Capital Class B Members. In addition, on the date of the closing of the Business Combination, JH Capital or one or more JH Group Companies will, or will cause a subsidiary of JH Capital or any JH Group Company to, make a cash distribution to Jacobsen Holdings and KCF in an aggregate amount equal to $1,000,000.

The Company is expected to hold approximately 48.4% of the outstanding equity in JH Capital and the JH Capital Class B Members are expected to hold the remaining 51.6%. These ownership interests assume that no shares of the Company’s common stock are elected to be redeemed in connection with the Business Combination Proposal and also assume that there are no reductions to the JH Capital Class B Units pursuant to the Investment Agreement. Further, the ownership percentage with respect to the post-combination company does not take into account (i) the issuance of any shares (or options to acquire shares) under the JH Capital Group Holdings, Inc. 2018 Omnibus Equity Incentive Plan, (ii) the issuance of any shares upon the exercise of warrants to purchase up to a total of 20,138,000 shares of Easterly common stock that will remain outstanding following the Business Combination or any additional warrants that the Company may issue to the Sponsor to repay working capital loans owed by the Company to the Sponsor or (iii) any shares of Easterly Class A common stock issued in exchange for JH Group Companies’ and their respective subsidiaries’ mezzanine loans.

The JH Capital Class B Units may be exchanged for shares of the Company’s Class A common stock on a one-for-one basis (subject to certain adjustments to the exchange ratio) or, at JH Capital’s option, cash, pursuant to the Exchange Agreement that the Company will enter into with JH Capital and the JH Capital Class B Members. Upon any exchange of a JH Capital Class B Unit by a JH Capital Class B Member, one share of the Company’s Class B common stock held by such JH Capital Class B Member will be cancelled by the Company.

In connection with the Investment Agreement and the Exchange Agreement, the Company will also enter into the following agreements: (i) a Third Amended and Restated Limited Liability Company Agreement of JH Capital, (ii) a Tax Receivable Agreement relating to the payment to the JH Capital Class B Members of a portion of specified tax savings, and (iii) a Registration Rights Agreement providing registration rights for shares of the Company’s Class A common stock issued upon the exchange of JH Capital Class B Units.

Pursuant to a letter agreement among the Company, Easterly Acquisition Sponsor, LLC (the “Sponsor”), JH Capital and the Founding Members, at the closing of the Business Combination, (i) the Founding Members will have the option to purchase at a price of $0.005 per share up to 500,000 shares of the Company’s Class A common stock owned by the Sponsor and (ii) the Sponsor will surrender to the Company 2,500,000 shares of the Company’s Class A common stock issued to the Sponsor prior to the Company’s initial public offering in exchange for a warrant (the “New Warrant”) to purchase 2,500,000 shares of the Company’s Class A common stock. The New Warrant will be exercisable at a price of $0.01 per share, have a term of 5 years and may only be exercisable as follows: (x) 1,000,000 shares will be exercisable if the average of the volume weighted averages of the trading price of a share of the Company’s Class A common stock for 10 consecutive trading days is higher than $12.00, (y) an additional 1,000,000 shares will be exercisable if (A) the Company has raised gross proceeds of at least $200,000,000 from the sale of its equity securities, including the gross proceeds released to the Company from the Trust Account and the amount of the Fortress Loan, and (B) the average of the volume weighted averages of the trading price of a share of the Company’s Class A common stock for 10 consecutive trading days is higher than $13.00 and (z) the final 500,000 shares will be exercisable if (A) the Company has raised gross proceeds of at least $200,000,000 from the sale of its equity securities, including the gross proceeds released to the Company from the Trust Account and the amount of the Fortress Loan, and (B) the average of the volume weighted averages of the trading price of a share of the Company’s Class A common stock for 10 consecutive trading days is higher than $14.00.

Letter Agreement

On December 28, 2017, the Company entered into a Letter Agreement (the “December 28 Letter Agreement”) with JH Capital, Jacobsen Credit Holdings, LLC (“Jacobsen Holdings”), Kravetz Capital Funding LLC (“KCF” and, together with Jacobsen Holdings, the “Principal Members”) and NJK Holding LLC (“NJK Holding” and, together with KCF and Jacobsen Holdings, the “Founding Members”). The December 28 Letter Agreement provided that the Company consented to (i) certain subsidiaries of Jacobsen Holdings entering into the Fortress Loan and the issuance of the Fortress Warrant (as defined below), (ii) the issuance by JHPDE Finance I, LLC (“JHPDE Finance”) of $25 million of its Class A Membership Interests to a new member, and (iii) the Founding Members issuing to the Company the Founding Member Warrants (as defined below). The December 28 Letter Agreement also provided that JH Capital consented to the Company issuing the Fortress Warrant.

Pursuant to the December 28 Letter Agreement, Jacobsen Holdings issued to the Company a warrant, dated December 28, 2017 (the “Founding Member Warrants”), to acquire from Jacobsen Holdings 888,000 shares of the Company’s Class A common stock or Class B Units of JH Capital. The Founding Member Warrants will be exercisable at a price of $11.50 per share of the Company’s Class A common stock or Class B Units of JH Capital, have a term of 5 years from the date of the closing of the JH Capital Business Combination and may be exercised only to the extent that the Fortress Warrant has been exercised. The Founding Members Warrants will first be exercisable for an amount of the Company’s Class A common stock equal to the number of shares of the Company’s Class A common stock acquired by Jacobsen Holdings and NJK Holding from the Sponsor pursuant to the Letter Agreement and thereafter for Class B Units of JH Capital owned by them.

Fortress Warrant

Pursuant to the Credit Agreement, dated as of December 28, 2017 (the “Credit Agreement”), by and among, JHPDE Finance, JH Portfolio Debt Equities, LLC (“JHPDE”), and Fortress Credit Corp. (“Fortress”), Fortress is providing JHPDE Finance with a senior secured delayed draw credit facility to purchase distressed or defaulted consumer receivables, unsecured small business loans and unsecured receivables. In connection with the Credit Agreement, for no additional consideration, the Company issued to Fortress the Fortress Warrant to acquire 888,000 shares of the Company’s Class A common stock (as described above). The Fortress Warrant will be exercisable at a price of $11.50 per share of Easterly Class A common stock, have a term of 5 years from the date of the closing of the Business Combination and may only be exercisable as follows: 444,000 shares will be immediately exercisable, and the remaining 444,000 shares will become exercisable ratably with the funding of the first $100,000,000 under the Credit Facility (e.g., 111,000 shares will become exercisable on the date on which the first $25,000,000 has been funded under the Credit Facility). However, the Fortress Warrant may be exercised only on or after the date which is 30 days after the first date on which the Company and JH Capital complete the Business Combination. Upon the earliest to occur of (a) the termination of the Investment Agreement in accordance with its terms, (b) the date on which the Trust Fund containing the proceeds of the Company’s IPO is liquidated due to the failure of the Company to complete an initial Business Combination, (c) at the sole option of Fortress, at any time after December 31, 2018, if at the time Fortress determines to exercise such option, the Business Combination has not been consummated, or (d) a change of control of Jacobsen Holdings, then Jacobsen Holdings will exchange the Fortress Warrant for a warrant to purchase membership interests in Jacobsen Holdings.

The December 28 Letter Agreement also provides that the parties agree that the aggregate amount of the Fortress Loan shall constitute “equity securities” for purposes of determining the amount of gross proceeds raised by the Company for purposes of the vesting triggers contained in the New Warrant.

8.	Equity

The Company is authorized to issue up to 100,000,000 shares of common stock with a par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock.

As discussed further in Note 1, on August 1, 2017 and December 14, 2017, stockholders representing 4,289,791 and 687,597 shares, respectively elected to redeem their shares, resulting in redemption amounts of $42,983,883 and $6,915,728, respectively. At December 31, 2017, there were 6,477,668 shares of common stock issued and outstanding (excluding 13,544,944 shares of common stock subject to possible redemption).

The Company is authorized to issue up to 1,000,000 shares of preferred stock with a par value $0.0001 per share. At December 31, 2017 there were no shares of preferred stock issued and outstanding.

The Investment Agreement for the Business Combination described in Note 7 calls for a change to the capital structure of the Company upon the initial Business Combination.

9.	Quarterly Financial Results (unaudited)

The following table sets forth certain unaudited quarterly results of operations of the Company for the period from April 29, 2015 (Inception) through December 31, 2015 and for the years ended December 31, 2016 and December 31, 2017. In the opinion of management, this information has been prepared on the same basis as the audited financial statements and all necessary adjustments, consisting only of normally recurring adjustments, have been included in the amounts sated below to present fairly the quarterly information when read in conjunction with the audited financial statements and related notes. The quarterly operating results are not necessarily indicative of future results of operations.

For the year ended December 31, 2017	First Quarter (Unaudited) (Revised)	Second Quarter (Unaudited) (Revised)	Third Quarter (Unaudited)	Fourth Quarter (Unaudited)

Loss from operations	$(512,948)	$(347,110)	$(304,431)	$(310,128)
Interest income	165,919	323,111	357,371	385,826
Total other income	165,919	323,111	357,371	385,826
Net income (loss)	$(347,029)	$(23,999)	$52,940	$75,698
Weighted average number of common shares outstanding, excluding shares subjected to possible conversions-basic and diluted	6,361,827	6,404,259	6,429,951	6,453,697
Basic and diluted net income (loss) per Share	$(0.07)	$(0.04)	$(0.04)	$(0.04)

For the year ended December 31, 2016	First Quarter (Unaudited)	Second Quarter (Unaudited)	Third Quarter (Unaudited) (Revised)	Fourth Quarter (Unaudited)

Loss from operations	$(231,117)	$(181,181)	$(666,074)	$(916,958)
Interest income	69,443	87,245	102,959	49,232
Total other income	69,443	87,245	102,959	49,232
Net loss	$(161,674)	$(93,936)	$(563,115)	$(867,726)
Weighted average number of common shares outstanding, excluding shares subjected to possible conversions-basic and diluted	6,183,643	6,207,268	6,220,297	6,272,876
Basic and diluted net loss per Share	$(0.03)	$(0.02)	$(0.10)	$(0.14)

10.	Stock-Based Compensation

As described in Note 7, on December 28, 2017, the Company issued 888,000 warrants to Fortress Credit Corp. in connection with a loan provided by Fortress to JHPDE Finance I, LLC, a subsidiary of JH Capital. If the JH Capital Business Combination closes, the Fortress Warrant will be exercisable to purchase one share of the Company’s Class A common stock at $11.50 per share, have a term of 5 years from the date of the closing of the JH Capital Business Combination and may only be exercised on or after the date which is 30 days after the first date on which the Company and JH Capital complete the JH Capital Business Combination.

No compensation expense is recognized by the Company for the year ended December 31, 2017 as a result of the Fortress Warrant. The total unrecognized expense related to the Fortress Warrant as of December 31, 2017 is $472,327.

11.	Subsequent Events

Management of the Company evaluated events that have occurred after the balance sheet date of December 31, 2017, through the date the consolidated financial statements were issued.

On February 1, 2018, the Company borrowed an additional $100,000 pursuant to the March 17, 2016 convertible promissory note.

As described in Note 1, on January 16, 2018, February 15, 2018 and March 15, 2018 the Company received the three principal draws pursuant to the JH Capital Promissory Note in the amount of $450,678 each. Each of the $450,678 draws was subsequently deposited into the Trust Account.

On March 8, 2018, the Company filed a definitive proxy statement to hold a special meeting of the Company’s stockholders on March 29, 2018 for the purposes of extending the date by which the Company has to consummate a business combination from March 31, 2018 to June 30, 2018. If the extension is approved at this special meeting, JH Capital has agreed to continue to contribute to the Company as a loan of $0.03 for each public share that is not redeemed in connection with the special meeting, for each calendar month or portion thereof that is needed by the Company to complete a business combination from March 31, 2018 to June 30, 2018.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal controls over financial reporting at December 31, 2017. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal controls over financial reporting at December 31, 2017.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our current directors and executive officers are as follows:

Name	Age	Position
Darrell W. Crate	51	Chairman of the Board of Directors

Avshalom Y. Kalichstein	43	Chief Executive Officer and Director

Jurgen Lika	34	Chief Financial Officer

James N. Hauslein	58	Director

David W. Knowlton	60	Director

Thomas W. Purcell	47	Director

Darrell W. Crate, 51, has served as Chairman of the Board of Directors since May 2015. Mr. Crate is a managing principal at Easterly LLC, a company established to make permanent capital investments on behalf of institutional clients with a focus on the commercialization of fast growing, non-bank finance and asset management companies. Easterly LLC is a successor company to Easterly Capital, LLC, a firm Mr. Crate co-founded in September 2009. Mr. Crate also serves as a chairman of the board of directors of Easterly Government Properties Inc., a NYSE listed company that is the successor entity to Easterly Partners, LLC, a firm he co-founded as a private real estate portfolio company of Easterly Capital, LLC. From 1998 to May 2011, Mr. Crate served as the chief financial officer of Affiliated Managers Group, Inc., a publicly traded asset management holding company. Mr. Crate was previously a managing director of the Financial Institutions Group of the Chase Manhattan Corporation based in London and New York, focusing exclusively on investment management firms. Mr. Crate’s board memberships presently include serving as a member of the executive committee of the board of trustees of Bates College, as the vice chairman of the Aircraft Owners and Pilots Association, a global organization supporting general aviation, as the treasurer of the International Yacht Restoration School and as a member of the board of directors of Ivenix, Inc., a medical device company. Mr. Crate is also on the advisory board of the Robert F. Kennedy Children’s Action Corps, an organization that advocates for children encumbered in the juvenile justice system. Mr. Crate earned his MBA from Columbia Business School and his BA from Bates College.

Avshalom Y. Kalichstein, 43, has been our Chief Executive Officer since May 2015. Since May 2014, Mr. Kalichstein has been a managing principal at Easterly LLC, responsible primarily for originating and underwriting potential candidates for acquisition or investment, with a particular focus on financial services and related credit investments. Previously, in 2011, Mr. Kalichstein founded, and is the managing member of Solel Investment Group LLC, a privately-held company that jointly led the acquisition of over $900 million in specialty finance assets. Prior to forming Solel, Mr. Kalichstein was a managing director of J.C. Flowers & Co. from 2004 until 2011. While at J.C. Flowers & Co., Mr. Kalichstein was responsible for originating, monitoring, and disposing of financial services investments globally, with a focus on consumer and commercial finance, banking, and property/casualty insurance. From 2001 to 2004, Mr. Kalichstein led the corporate development group of Shinsei Bank in Tokyo, Japan. Mr. Kalichstein also led the capital structure team whose work culminated in Shinsei Bank’s initial public offering on the Tokyo Stock Exchange. Prior to his tenure at Shinsei Bank, Mr. Kalichstein previously worked as vice president, Finance and Corporate Development for SoftNet Systems, Inc. and as an associate with Capital Z Partners, a financial services-oriented private equity firm based in New York. Mr. Kalichstein began his career in the Financial Institutions Group at Goldman Sachs. Mr. Kalichstein earned his BA in Mathematics and Economics, magna cum laude, from Brown University.

Jurgen Lika, 34, has been our Chief Financial Officer since May 2015. Mr. Lika is the vice president of finance at Easterly LLC. Mr. Lika was a manager at PricewaterhouseCoopers LLP in the asset management industry, where he provided audit and non-audit services to financial services clients from 2005 until 2014. Mr. Lika’s experience at PricewaterhouseCoopers LLP includes audits of investment advisors and regulated and unregulated investment companies, including mutual funds, bank collective funds and investment partnerships. Mr. Lika earned his BA from Boston University. Mr. Lika is also a licensed CPA. Mr. Lika’s expertise lies in the areas of investment valuation and controls, especially as related to fund accounting and reporting.

James N. Hauslein, 58, has been a member of our Board of Directors since July 2015. Mr. Hauslein is currently Managing Director of Hauslein & Company, Inc., a private investment firm. He has been with Hauslein & Company, Inc. since 1990. Mr. Hauslein was involved in the acquisition of a controlling interest in Sunglass Hut International in June 1987 and subsequently led the buyout in 1991 and the initial public offering in 1993. Mr. Hauslein served as Executive Chairman of Sunglass Hut International from 1991 until 2001, and for part of his tenure was Chief Executive Officer of Sunglass Hut (May 1997 – January 1998 and January 2001 – April 2001). Under Mr. Hauslein’s leadership, Sunglass Hut grew in revenue from approximately $37 million in 1987 to approximately $680 million in fiscal 2000 prior to the sale to Luxottica Group SpA. At the time of the sale to the Luxottica Group, Sunglass Hut operated approximately 2,000 company-owned stores in North America, Europe, Asia and the Caribbean. While at Sunglass Hut, Mr. Hauslein presided over numerous add-on acquisitions in the United States and Australia as well as organic growth in North America, the Caribbean, and Europe and a joint venture in Singapore. Mr. Hauslein previously served on the Board of Directors of Freedom Acquisition Holdings Inc., GLG Partners, Inc., Liberty Acquisition Holdings Corp., and Elephant Capital plc. Mr. Hauslein served as Chairman and Chief Executive Officer of Atlas Acquisition Holdings Corp. from August 2007 until March 2010. Currently, Mr. Hauslein serves on the boards of Innovate Partners, NB Parent Company Inc., and CrowdFlik, Inc. Mr. Hauslein is also a member of the Board of Directors of AOPA (Aircraft Owners & Pilots Association), a member of the Board of Directors of the Jamestown Foundation (Washington, DC), a Director of the American Swiss Foundation, and formerly a Trustee of the Pine School (Hobe Sound, FL). Mr. Hauslein received his MBA from Cornell University’s Johnson Graduate School of Management, and his Bachelor of Science in Chemical Engineering from Cornell University.

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

David W. Knowlton, 60, has been a member of our Board of Directors since July 2015. Mr. Knowlton is the Managing Partner at Three Ocean Partners LLC, a merchant-banking firm he founded in 2011, which advises clients on mergers and acquisitions as well as recapitalizations and restructurings. The firm is also active in private equity investments. Prior to Three Ocean Partners LLC, Mr. Knowlton was a Managing Partner at Watch Hill Partners LLC, an investment-banking firm that he launched in 2003 and sold to FBR Capital Markets in 2009. Watch Hill Partners advised on over $30 billion in assignments and made several merchant-banking investments. From December 1996 until March 1999, Mr. Knowlton established and ran Gleacher & Company’s financial sponsor efforts, as Managing Director of North American Investment Banking and Head of Acquisition Finance for NatWest Markets, the U.S. M&A and merchant banking arm of NatWest. He began his career with an internship with the Joint Economic Committee in Washington, DC, and then joined Manufacturers Hanover Trust Company in 1980. He held a number of positions in multinational client management, as well as being a founding partner in MHT's Acquisition Finance Group. After the merger with Chemical Bank and subsequently Chase Manhattan Bank, Mr. Knowlton continued in his position as Managing Director in Acquisition Finance, generating ideas for financial sponsor clients, co-investing with them and providing them with high yield and bank financing. Mr. Knowlton is a graduate of Kenyon College and has served as both a trustee and head of Kenyon’s national capital campaign. He is currently on the board of the Pro Football Hall of Fame in Canton Ohio.

Thomas W. Purcell, 47, has been a member of our Board of Directors since July 2015. Mr. Purcell is the founder and President of Lake Trail Capital, which manages his family’s wealth, investing in public securities as well as private businesses. Mr. Purcell was a Portfolio Manager at Viking Global Investors from 2003 until 2014, where he was responsible for managing a team of analysts and a diversified portfolio with a primary focus in financial services as well as business devices, energy and other industries. While at Viking Mr. Purcell served as the firm’s Co-Chief Investment Officer from 2012 until June 2014, as a member of the Management Committee from 2005 until March 2015 and as a member of the Executive Committee from July 2007 until March 2015. From October 1999 until becoming a Portfolio Manager in 2003, Mr. Purcell was responsible for researching investment ideas in financial service companies. From May 1998 until September 1999, Mr. Purcell worked for Tiger Management on a full time and consulting basis where he was responsible for researching investment ideas among chemical, paper, general industrial companies and Japanese banks. From 1995 until 1997, Mr. Purcell worked for ING Equity Partners as an associate responsible for identifying, researching and executing private equity investments. From 1993 until 1995, Mr. Purcell worked in Mergers and Acquisitions at Salomon Brothers Inc. Mr. Purcell is a graduate of Harvard Business School, where he was a Baker Scholar, and of Georgetown University.

Number and Terms of Office of Officers and Directors

Our amended and restated certificate of incorporation and bylaws provide that our directors shall be elected by a plurality of the votes cast at an annual meeting of stockholders and shall hold office until the annual meeting following his or her election and until his or her successor shall be elected and shall qualify, subject, however, to prior death, resignation, retirement, disqualification or removal from office.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Act of 1934, our directors and executive officers, and any persons holding 10% or more of its common stock, are required to report their beneficial ownership and any changes therein to the SEC and us. Specific due dates for those reports have been established, and we are required to report herein any failure to file such reports by those due dates. Based on our review of Forms 3, 4 and 5 filed by such persons, we believe that during the fiscal year ended December 31, 2017 all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

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

Our sponsor, executive officers and directors may become involved with subsequent blank check companies similar to our company, although they have agreed not to participate in the formation of, or become an officer or director of, any other blank check company until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by March 31, 2018 (or June 30, 2018 if approved by our stockholders at a special meeting of stockholders). Potential investors should also be aware of the following other potential conflicts of interest:

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

83

•

Our initial stockholders have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the consummation of our initial business combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our initial business combination by March 31, 2018 (or June 30, 2018 if approved by our stockholders at a special meeting of stockholders). If we do not complete our initial business combination within such applicable time period the proceeds of the sale of the private placement warrants will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. Our initial stockholders have agreed not to transfer, assign or sell any of their founder shares (except to certain permitted transferees) until one year after the date of the consummation of our initial business combination or earlier if subsequent to our initial business combination, (i) the last sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (ii) we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the private placement warrants and the common stock underlying such warrants, will not be transferable, assignable or salable by our sponsor until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors directly or indirectly own common stock and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

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

The following table sets forth certain information available to us as of March 1, 2018, with respect to shares of our common stock held by (i) our named executive officers, (ii) each of our directors, (iii) each stockholder who is known to us to be the beneficial owner of more than 5% of our issued and outstanding common stock based on statements filed with the SEC pursuant to Section 13(d) or 13(g) of the Exchange Act, and (iv) all of our current directors and executive officers as a group.

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our executive officers and directors that beneficially owns shares of our common stock; and
•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of March 1, 2018.

Beneficial Ownership of Common Stock

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percent of Class
Easterly Acquisition Sponsor, LLC	4,928,000	24.6%

Jefferies LLC(2)
Jefferies Group LLC(2)
Leucadia National Corp.(2)	2,500,000	12.5%

GFIC II LLC(3)
Gerald Beeson(3)
Kenneth Griffin(3)	2,003,100	10.0%

Putnam Investments, LLC(4)
Putnam Investment Management, LLC(4)
The Putnam Advisory Company, LLC(4)	1,627,444	8.1%

Polar Asset Management Partners Inc.(5)	1,442,670	7.2%

Summit Partners Public Asset Management, LLC(6)
Summit Partners, L.P.(6)
Summit Partners Concentrated Growth L/S Master Fund, L.P.(6)
Summit Partners Alydar GP, L.P.(6)
Summit Partners Alydar GP, LLC(6)
Philip Furse(6)
Timothy Albright(6)
Robert MacAulay(6)	1,200,000	6.0%

David Cody(7)	4,928,000	24.6%
Darrell Crate(7)	4,928,000	24.6%
Avshalom Kalichstein(7)	4,928,000	24.6%
James N. Hauslein	24,000	*
David W. Knowlton	24,000	*
Thomas W. Purcell(8)	24,000	*
Jurgen Lika	0	—
All directors and executive officers as a group (7 individuals)	5,000,000	25.0%

* Less than one percent.

(1)	This table is based on 20,022,612 shares of our common stock outstanding as of March 1, 2018. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed above has sole voting and investment power with respect to such shares. Unless otherwise indicated, the business address of each of the directors and executive officers in this table is 375 Park Avenue, 21st Floor, New York, NY 10152. The table does not reflect record or beneficial ownership of the 6,750,000 private placement warrants as these warrants are not exercisable within 60 days of March 1, 2018.
(2)	According to a Form 3 filed with the SEC on August 8, 2017 on behalf of Jefferies LLC, Jefferies Group LLC and Leucadia National Corp. The business address of these stockholders is 520 Madison Avenue, New York, NY 10022.
(3)	According to a Schedule 13G/A filed with the SEC on February 14, 2018 on behalf of GFIC II LLC (“GFIC”), Gerald Beeson and Kenneth Griffin with respect to shares of common stock (and warrants to purchase common stock) of the Company owned by GFIC and Citadel Securities LLC. The business address of these stockholders is c/o Citadel LLC, 131 S. Dearborn Street, 32nd Floor, Chicago, IL 60603.
(4)	According to a Schedule 13G/A filed with the SEC on February 7, 2018 on behalf of Putnam Investments, LLC (“PI”), Putnam Investment Management, LLC (“PIM”) and Putnam Advisory Company, LLC (“PAC”). PIM individually beneficially owns 1,627,444 shares of common stock. PI wholly owns PIM and PAC, each a registered investment adviser. PIM is the investment adviser to the Putnam family of mutual funds. Putnam mutual funds managed by PIM, through their boards of trustees, have voting power. The business address of these stockholders is One Post Office Square, Boston, Massachusetts 02109.
(5)	According to a Schedule 13G/A filed with the SEC on February 9, 2018 on behalf of Polar Asset Management Partners Inc. Polar Asset Management Partners Inc. serves as the investment manager to Polar Multi Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”), and certain managed accounts (together with PMSMF, the “Polar Vehicles”), with respect to the shares directly held by the Polar Vehicles. The business address of this stockholder is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.
(6)	According to a Schedule 13G filed with the SEC on March 5, 2018 on behalf of Summit Partners Public Asset Management, LLC (“SPPAM”), Summit Partners, L.P. (“SP”), Summit Partners Concentrated Growth L/S Master Fund, L.P. (the “Fund”), Summit Partners Alydar GP, L.P. (“Fund GP”), Summit Partners Alydar GP, LLC (“GP”), Philip Furse, Timothy Albright and Robert MacAulay. SPPAM is the investment manager with respect to the shares directly held by the Fund. SP is the Managing Member of SPPAM with respect to the shares directly held by the Fund. Fund GP is the general partner of the Fund with respect to the shares directly held by the Fund. GP is the general partner of Fund GP with respect to the shares directly held by the Fund. Philip Furse is the Chief Investment Officer of SPPAM and a Portfolio Manager of the Fund with respect to the shares directly held by the Fund. Timothy Albright is a Portfolio Manager of SPPAM with respect to the shares directly held by the Fund. Robert MacAulay is the Chief Risk Officer of SPPAM with respect to the shares directly held by the Fund. The business address of each of these stockholders is 222 Berkeley Street, 18th Floor, Boston, MA 02116, except for the Fund, whose business address is 27 Hospital Road, George Town, Grand Cayman KY1-9008, Cayman Islands.
(7)	David Cody, Darrell W. Crate and Avshalom Kalichstein may be deemed to beneficially own shares held by our sponsor by virtue of their shared control of our sponsor. Mr. Cody, Mr. Crate and Mr. Kalichstein together have sole voting and investment power over the shares held by our sponsor.
(8)	Shares are held by Lake Trail Illiquid Investments LLC. Mr. Purcell holds shared voting and investment power over the shares held by Lake Trail Illiquid Investments LLC and disclaims beneficial ownership of the shares except to the extent of his pecuniary interest therein.

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

Certain Relationships and Related Party Transactions

On May 4, 2015, our sponsor purchased an aggregate of 4,312,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.006 per share. On July 29, 2015, our board of directors effected a stock dividend of 0.2 shares for each outstanding share of our common stock, resulting in 5,175,000 founder shares outstanding. On July 29, 2015, the underwriters exercised part of their over-allotment option resulting in 20,000,000 units issued as a result of the IPO. As a result of the expiration of the underwriters’ option to exercise the remaining portion of the over-allotment, our initial stockholders forfeited an aggregate of 175,000 founder shares. As described in Note 1, on August 1, 2017 and December 14, 2017, stockholders representing 4,289,791 and 687,597 shares, respectively elected to redeem their shares, resulting in redemption amounts of $42,983,883 and $6,915,728, respectively. Prior to this, the sponsor, our independent directors and their permitted transferees owned 20% of our issued and outstanding shares but after the redemptions own approximately 25%. The founder’s shares are identical to the shares of common stock included in the units sold in the IPO. However, the holders have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any shares in connection with a stockholder vote to approve a proposed initial business combination.

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

On July 29, 2015, we entered into an Administrative Services Agreement with an affiliate of our sponsor, pursuant to which we pay a total of $10,000 per month for office space, utilities, secretarial support and administrative services to such affiliate. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes until March 31, 2018, an affiliate of our sponsor will be paid a total of $320,000 ($10,000 per month) for office space, utilities, secretarial support and administrative services and will be entitled to be reimbursed for any out-of-pocket expenses.

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

Prior to Public Offering, the Sponsor had loaned the Company $100,000 to be used for a portion of the expenses of the Public Offering. This loan was non-interest bearing, unsecured and due at the earlier of May 31, 2016 or the closing of the Public Offering. This loan was repaid in full on the closing of the Public Offering. For the year ended December 31, 2017, an affiliate of the Sponsor advanced an aggregate of $232,735 directly to the Company’s vendors related to operating expenses. For the year ended December 31, 2016, an affiliate of the Sponsor advanced an aggregate of $181,403 directly to the Company’s vendors related to operating expenses. As of December 31, 2017, $385,405 of such advances remain as payable and are reflected in Due to affiliate in the Consolidated Balance Sheet.

On March 17, 2016, we issued a convertible promissory note to our sponsor that provides for our sponsor to loan us up to $1,000,000 for ongoing expenses. On March 17, 2016, February 2, 2017, June 29, 2017, July 12, 2017, October 1, 2017 and December 4, 2017, we borrowed $15,000, $250,000, $75,000, $150,000, $30,000 and $75,000, respectively, pursuant to the convertible promissory note. Our sponsor is not obligated to loan us additional amounts pursuant to the convertible promissory note. The convertible promissory note is interest bearing at 5% per annum and is due and payable on March 31, 2018, which date will be extended if our stockholders approve an extension of the deadline by which we have to complete our initial business combination from March 31, 2018 to June 30, 2018 at the special meeting of our stockholders that will be held on March 29, 2018. As of December 31, 2017, the interest accrued is $19,371. At the option of our sponsor, any amounts outstanding under the convertible note may be converted into warrants to purchase shares of common stock at any time on or prior to the maturity date at a conversion price of $1.00 per warrant. Each warrant will entitle our sponsor to purchase one share of our common stock at an exercise price of $11.50 per share. Each warrant will contain other terms identical to the terms contained in the private placement warrants.

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

The firm of Marcum LLP acted as our independent registered public accounting firm for the year ended December 31, 2017, December 31, 2016 and for the period from April 29, 2015 (inception) to December 31, 2015. The following is a summary of fees incurred for services rendered by Marcum LLP.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the fiscal years ended December 31, 2017 and 2016 and for the period from April 29, 2015 (inception) to December 31, 2015 totaled approximately $56,490, $50,058 and $17,510, respectively.

The aggregate fees of Marcum related to audit services in connection with our 2015 initial public offering totaled approximately $45,000.

The aggregate fees of Marcum related to 2017 and 2016 audit services in connection with the review of our proxy statements and Forms S-4 and S-4/As totaled approximately $5,213 and $60,818.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the fiscal years ended December 31, 2017 and 2016 and the period from April 29, 2015 (inception) to December 31, 2015, we did not pay Marcum any audit-related fees.

Tax Fees

We have engaged Marcum LLP to perform tax compliance services for the year ended December 31, 2017, December 31, 2016 and for the period from April 29, 2015 (inception) to December 31, 2015. The fees associated with the services related to the period from April 29, 2015 (inception) to December 31, 2015 were $14,420. The fees associated with the services for the year ended December 31, 2016 were $2,678. The fees associated with the services for the year ended December 31, 2017 are expected to be approximately $3,500.

All Other Fees

During the year ended December 31, 2017, December 31, 2016 and for the period from April 29, 2015 (inception) to December 31, 2015, there were no services provided and no fees billed for services provided by our independent registered public accounting firm other than those set forth above.

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

(3)               Exhibits:

Exhibit Number	Description
2.1	Investment Agreement, dated as of June 28, 2017, by and among JH Capital Group Holdings, LLC, Jacobsen Credit Holdings, LLC, NJK Holding LLC, Kravetz Capital Funding LLC and Easterly Acquisition Corp. (incorporated by reference to Exhibit 2.1 filed with the Form 8-K filed by the Company on June 30, 2017).
2.2	Amendment No. 1, dated as of November 8, 2017, to the Investment Agreement, dated as of June 28, 2017, by and among JH Capital Group Holdings, LLC, Jacobsen Credit Holdings, LLC, NJK Holding LLC, Kravetz Capital Funding LLC and Easterly Acquisition Corp. (incorporated by reference to Exhibit 2.1 with the Form 8-K filed by the Company on November 9, 2017).
2.3	Amendment No. 2, dated as of February 14, 2018, to the Investment Agreement, dated as of June 28, 2017 and as amended by Amendment No. 1 dated November 8, 2017, by and among JH Capital Group Holdings, LLC, Jacobsen Credit Holdings, LLC, NJK Holding LLC, Kravetz Capital Funding LLC and Easterly Acquisition Corp. (incorporated by reference to Exhibit 2.1 with the Form 8-K filed by the Company on February 15, 2018).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Company on August 10, 2015).
3.2	Amendment to Amended and Restated Certificate of Incorporation, dated August 1, 2017 (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Company on August 1, 2017).
3.3	Amendment to Amended and Restated Certificate of Incorporation, dated December 14, 2017 (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Company on December 15, 2017).
3.4	Bylaws (incorporated by reference to Exhibit 3.3 filed with the Form S-1 filed by the Company on May 8, 2015).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Form S-1/A filed by the Company on June 12, 2015).
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S-1/A filed by the Company on June 12, 2015).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with the Form S-1/A filed by the Company on June 12, 2015).
4.4	Warrant Agreement, dated July 29, 2015, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 filed with the Form 8-K filed by the Company on August 10, 2015)
10.1	Promissory Note, dated May 4, 2015 issued to Easterly Acquisition Sponsor, LLC (incorporated by reference to Exhibit 10.1 filed with the Form S-1 filed by the Company on May 8, 2015 ).
10.2	Amended and Restated Investment Management Trust Agreement, dated October 13, 2015, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.1 filed with the Form 10-Q filed by the Company on November 13, 2015).
10.3	Amendment No. 1, dated as of August 1, 2017, to the Amended and Restated Investment Management Trust Agreement, dated as of October 13, 2015, by and between Easterly Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Company on August 1, 2017).
10.4	Amendment No. 2, dated as of December 14, 2017, to the Amended and Restated Investment Management Trust Agreement, dated as of October 13, 2015, as amended by Amendment No. 1 dated August 1, 2017, by and between Easterly Acquisition Corp. and Continental Stock Transfer & Trust Company.
10.5	Registration Rights Agreement, dated July 29, 2015, between the Company and certain security holders (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Company on August 10, 2015).
10.6	Securities Subscription Agreement, dated May 4, 2015, between the Company and Easterly Acquisition Sponsor, LLC (incorporated by reference to Exhibit 10.7 filed with the Form S-1 filed by the Company on May 8, 2015).
10.7	Sponsor Warrants Purchase Agreement, dated July 29, 2015, between the Company and Easterly Acquisition Sponsor, LLC (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Company on August 10, 2015).
10.8	Indemnity Agreement, dated August 4, 2015, between the Company and Avshalom Kalichstein (incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed by the Company on August 10, 2015).
10.9	Indemnity Agreement, dated August 4, 2015, between the Company and Darrell Crate (incorporated by reference to Exhibit 10.5 filed with the Form 8-K filed by the Company on August 10, 2015).
10.10	Indemnity Agreement, dated August 4, 2015, between the Company and Jurgen Lika (incorporated by reference to Exhibit 10.6 filed with the Form 8-K filed by the Company on August 10, 2015).
10.11	Indemnity Agreement, dated August 4, 2015, between the Company and James Hauslein (incorporated by reference to Exhibit 10.7 filed with the Form 8-K filed by the Company on August 10, 2015).

10.12	Indemnity Agreement, dated August 4, 2015, between the Company and David Knowlton (incorporated by reference to Exhibit 10.8 filed with the Form 8-K filed by the Company on August 10, 2015).
10.13	Indemnity Agreement, dated August 4, 2015, between the Company and Thomas Purcell (incorporated by reference to Exhibit 10.9 filed with the Form 8-K filed by the Company on August 10, 2015).
10.14	Administrative Services Agreement, dated July 29, 2015, by and between the Company and an affiliate of Easterly Acquisition Sponsor, LLC (incorporated by reference to Exhibit 10.10 filed with the Form 8-K filed by the Company on August 10, 2015).
10.15	Insider Letter, dated July 29, 2015, among the Company, and its officers, its directors, and Easterly Acquisition Sponsor, LLC (incorporated by reference to Exhibit 10.11 filed with the Form 8-K filed by the Company on August 10, 2015).
10.16	Convertible Promissory Note, dated March 17, 2016, issued to Easterly Acquisition Sponsor, LLC (incorporated by reference to Exhibit 10.14 filed with the Form 10-K filed by the Company on March 30, 2016).
14	Form of Code of Ethics (incorporated by reference to Exhibit 14 filed with the Form S-1/A filed by the Company on June 12, 2015).
21	Subsidiary of the Company: Solaris Merger Sub Inc. (Delaware)
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

EASTERLY ACQUISITION CORP.

Date: March 16, 2018	/s/ Avshalom Kalichstein
	Name:	Avshalom Kalichstein
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: March 16, 2018	/s/ Jurgen Lika
	Name:	Jurgen Lika
	Title:	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 16, 2018	/s/ Darrell Crate
	Name:	Darrell Crate
	Title:	Chairman

Date: March 16, 2018	/s/ James Hauslein
	Name:	James Hauslein
	Title:	Director

Date: March 16, 2018	/s/ David Knowlton
	Name:	David Knowlton
	Title:	Director

Date: March 16, 2018	/s/ Thomas Purcell
	Name:	Thomas Purcell
	Title:	Director

