Form 10-Q
period 2018-03-31
Easterly Acquisition Corp.
filed 2018-05-15
CIK 1641197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 9, 2018, there were 20,015,577 shares of the Company’s common stock issued and outstanding.

EASTERLY ACQUISITION CORP.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Easterly Acquisition Corp.

Condensed Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	Unaudited
ASSETS
Current assets
Cash	$8,376	$13,874
Prepaid expenses	4,343	7,347
Total current assets	12,719	21,221
Cash and cash equivalents held in Trust Account - restricted	152,900,079	151,208,413
Total assets	$152,912,798	$151,229,634

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,800,915	$1,704,738
Due to affiliate	710,331	575,405
Total current liabilities	2,511,246	2,280,143
Convertible note – due to Sponsor	722,831	614,371
Promissory note	1,352,035	-
Deferred underwriting fee	7,000,000	7,000,000
Total liabilities	11,586,112	9,894,514
Commitments
Common stock, subject to possible redemption or tender, 13,387,984 and 13,544,944 shares at redemption value at March 31, 2018, and December 31, 2017, respectively	136,326,685	136,335,119
Stockholders' equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 6,627,593 and 6,477,668 shares issued and outstanding (excludes 13,387,984 and 13,544,944 shares subject to possible redemption) at March 31, 2018 and December 31, 2017, respectively	663	648
Additional paid-in capital	7,959,284	8,022,478
Accumulated deficit	(2,959,946)	(3,023,125)
Total stockholders' equity	5,000,001	5,000,001
Total liabilities and stockholders' equity	$152,912,798	$151,229,634

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

Easterly Acquisition Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017

Operating costs	$(335,359)	$(466,830)
State franchise taxes	(70,000)	(46,118)
Loss from operations	(405,359)	(512,948)
Other income – interest income	468,538	165,919
Income (loss) before taxes	63,179	(347,029)
Provision for income taxes	-	-
Net income (Loss)	$63,179	$(347,029)

Weighted average number of common shares outstanding, basic and diluted	6,477,668	6,361,827

Basic and diluted net loss per share	$(0.05)	$(0.07)

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

Easterly Acquisition Corp.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
Cash flows from operating activities:
Net income (loss)	$63,179	$(347,029)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest on cash and cash equivalents held in Trust Account	(468,538)	(165,919)
Provision for uncollectible other receivables	-	278,135
Changes in operating assets and liabilities:
Prepaid expenses	3,004	(47,990)
Other receivables	-	1,484
Accounts payable and accrued expenses	96,177	(108,530)
Interest on convertible note to Sponsor	8,460	2,175
Net cash used in operating activities	(297,718)	(387,674)
Cash flows from investing activities:
Cash released from Trust Account for redemption of common stock	71,614	-
Interest income released from Trust Account for franchise taxes	57,294	82,554
Contributions into Trust Account	(1,352,035)	-
Net cash used in (provided by) investing activities	(1,223,127)	82,554
Cash flows from financing activities:
Proceeds of convertible note received from Sponsor	100,000	250,000
Redemption of common stock	(71,614)	-
Due to affiliate	134,926	57,019
Proceeds from promissory note	1,352,035	-
Net cash provided by financing activities	1,515,347	307,019
Increase (decrease) in cash	(5,498)	1,899
Cash at beginning of period	13,874	24,571
Cash at end of period	$8,376	$26,470
Supplemental disclosure of noncash financing activities:
Change in value of common stock subject to possible redemption	$63,179	$(347,029)

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

As of March 31, 2018, the Company has neither commenced operations nor generated any revenues to date. All activity through March 31, 2018 relates to the Company’s formation, initial public offering (described below), identifying a target company and engaging in due diligence for and negotiation of a proposed Business Combination.

The Company’s management has broad discretion with respect to the specific application of the remaining net proceeds of its initial public offering of Units (as defined in Note 3 below) (the “Public Offering”), although substantially all of the net proceeds of the Public Offering and the private placement of warrants (as described in Note 4 below, the “Private Placement” and such warrants issued in connection with the Private Placement, the “Private Placement Warrants”) are intended to be generally applied toward completing a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.

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

See Note 9 below for more information about subsequent events related to the Investment Agreement and the proposed business combination between the Company and JH Capital contemplated thereby.

The Company must complete a Business Combination prior to June 30, 2018 or cease all operations, redeem the public shares of its common stock and dissolve and liquidate its remaining assets to its creditors and remaining stockholders.

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

See below regarding redemptions of common stock and the release of a portion of the funds from the Trust Account (defined below) in connection with stockholder approvals, in August 2017, December 2017 and March 2018, to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company must complete its Business Combination.

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

The Company amended and restated its certificate of incorporation on July 28, 2015 and further amended it on August 1, 2017, December 15, 2017 and March 29, 2018, to provide that, except for the withdrawal of interest to pay franchise and income taxes, if any, that none of the funds held in trust (including the interest on such funds) will be released from the Trust Account until the earlier of (i) the completion of the initial Business Combination, (ii) the redemption of the Public Shares (as defined in Note 3) if the Company is unable to complete a Business Combination by June 30, 2018 (subject to the requirements of applicable law) and (iii) the redemption of shares in connection with a vote seeking to amend Section 9.2(d) of the amended and restated certificate of incorporation in a manner that would affect the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete an initial Business Combination by June 30, 2018. For the quarter ended March 31, 2018, the Company withdrew $57,294 of interest earned to pay for franchise taxes in accordance with the amended and restated certificate of incorporation.

On December 8, 2017, the Company and JH Capital entered into a non-interest bearing promissory note (“JH Capital Promissory Note”), which would be drawn on January 15, 2018, February 15, 2018 and March 15, 2018 at individual amounts of $0.03 for each share of the Company’s common stock outstanding as of such date, excluding the 5,000,000 Sponsor shares. On February 14, 2018, the Company’s board of directors approved the second amendment to the Investment Agreement and, on February 14, 2018, the parties executed the second amendment to the Investment Agreement. JH Capital agreed to continue to make the contributions of $0.03 for each Public Share, for each calendar month or portion thereof, to the Company through the earlier of (A) June 30, 2018 or (B) the date by which the Company is required to dissolve and liquidate the Trust Account in accordance with the terms of the Company’s charter, which will be added to the Trust Account (with partial period amounts to be pro-rated). The JH Capital Promissory Note does not bear interest and will be repayable by the Company to JH Capital upon consummation of the Company’s initial Business Combination. The Company contributed $1,352,035 of the principal drawn from the JH Capital Promissory Note during the quarter ended March 31, 2018 into the Trust Account.

In order to protect the amounts held in the Trust Account, Messrs. Cody, Crate and Kalichstein, the managing principals of an affiliate of the Sponsor, have agreed, jointly and severally, that they will be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to it, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of its IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then Messrs. Cody, Crate and Kalichstein will not be responsible to the extent of any liability for such third-party claims. The Company cannot assure you, however, that Messrs. Cody, Crate and Kalichstein would be able to satisfy those obligations. Messrs. Cody, Crate and Kalichstein will not be personally liable to pay the Company’s debts and obligations except as provided above. None of the Company’s other officers will indemnify it for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

On December 14, 2017, the Company held a special meeting of stockholders and 19,325,891 of the Company’s 20,710,209 shares were voted in favor of the proposal to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company had to consummate a Business Combination until March 31, 2018, and the proposal to amend the agreement with respect to the Trust Account to provide for the extension until March 31, 2018. The holders of 687,597 Public Shares of the Company’s common stock properly exercised their right to convert their shares into cash at a conversion price of approximately $10.06 per share.

On March 29, 2018, the Company held a special meeting of stockholders and 19,081,332 of the Company’s 20,022,612 shares were voted in favor of the proposal to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company had to consummate a Business Combination until June 30, 2018, and the proposal to amend the agreement with respect to the Trust Account to provide for the extension until June 30, 2018. The holders of 7,035 Public Shares of the Company’s common stock properly exercised their right to convert their shares into cash at a conversion price of approximately $10.18 per share.

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

Shares of common stock subject to redemption or tender are recorded at redemption amount and classified as temporary equity, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.” At March 31, 2018, the amount in the Trust Account is approximately $10.18 per share of common stock sold in the Public Offering ($152,900,079 cash equivalents held in the Trust Account divided by 15,015,577 of Public Shares).

The Company has until June 30, 2018 to complete its initial Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses, which interest shall be net of taxes payable) divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Pursuant to a letter of intent (the “LOI”), dated April 20, 2016, between Sungevity and the Company, Sungevity agreed to pay or reimburse the Company for all reasonable and documented out-of-pocket costs and expenses incurred between the date of the LOI and the date that definitive documents with respect to the proposed merger, including fees and expenses of third party advisors, due diligence-related expenses and such other necessary and related costs and expenses incurred in furtherance of the proposed business combination. For the year ended December 31, 2016, the Company incurred $909,787 in qualified reimbursable costs, of which $353,517 was reimbursed by Sungevity prior to December 31, 2016. The Company initiated legal action against Sungevity to recover the remaining amount of $556,270 due to the Company under the LOI. On March 13, 2017, Sungevity filed for Chapter 11 Bankruptcy proceedings in U.S. Bankruptcy Court for the District of Delaware to pursue and consummate a sale of its business, which proceedings were dismissed in November 2017 without any recovery to the Company. The Company’s legal action was stayed pending resolution of the bankruptcy proceedings, but has not proceeded since dismissal of the bankruptcy proceedings. A valuation allowance of $278,135 was recorded in the quarter ended December 31, 2016 and the remaining amount of $278,135 was recorded in the quarter ended March 31, 2017 and is presented within Operating expenses in the Condensed Consolidated Statement of Operations for the quarter ended March 31, 2017. As a result of the November 2017 dismissal, the entire receivable and corresponding allowance were written off.

Going Concern Considerations

The Company presently has no revenue, has had losses since inception and has no operations other than the active identification of a target business with which to complete its Business Combination. As of March 31, 2018, the Company had cash of $8,376 held outside the Trust Account and $152,900,079 cash equivalents held in trust, including interest.

The Company will have available the $8,376 of proceeds held outside the Trust Account (as of March 31, 2018) and any additional Sponsor loans under the March 17, 2016 convertible promissory note (see Note 4) to fund its working capital needs and to continue to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination. The Company will also have available any interest earned on the funds held in the Trust Account to pay franchise and income taxes.

At March 31, 2018, the Company has a working capital deficit of $2,498,527 (total current assets minus total current liabilities). The Company expects to continue incurring expenses related to professional services including, but not limited to, engaging legal counsel, consultants, advisors and accountants, as well as other operating expenses such as insurance and fees under the Administrative Services Agreement.

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

The interim results for the quarterly period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s annual report filed with the SEC on March 16, 2018.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Solaris Merger Sub Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Net Loss per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at March 31, 2018 and 2017, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, such shares only participate in their pro rata share of the Trust Account earnings.

At March 31, 2018 and 2017, the Company had outstanding warrants to purchase 16,750,000 shares of common stock. The effect of these potential shares was excluded from the calculation of diluted loss per share of common stock since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

Reconciliation of net loss per common share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net income (loss)	$63,179	$(347,029)
Less: Income attributable to ordinary shares subject to redemption	(355,339)	(111,389)
Adjusted net loss	$(292,160)	$(458,418)

Weighted average shares outstanding, basic and diluted	6,477,668	6,361,827

Basic and diluted net loss per ordinary share	$(0.05)	$(0.07)

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

At March 31, 2018, the proceeds of the Trust Account were invested in the Western Asset Institutional U.S. Treasury Reserves money market fund that invests all of its assets in direct obligations of the U.S. Treasury and which is compliant with Rule 2a-7 under the Investment Company Act.

The following table presents information about the Trust Account assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2018	December 31, 2017
Assets:
Cash and/or cash equivalents held in the Trust Account	1	$152,900,079	$151,208,413

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which exceeds the Federal depository insurance coverage of $250,000. At March 31, 2018, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2018, the assets held in the Trust Account were held in the Western Asset Institutional U.S. Treasury Reserves money market fund that invests solely in United States Treasuries compliant with Rule 2a-7 under the Investment Company Act.

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1. Offering costs of $517,145 consisting of printing costs, professional fees and travel expenses incurred through the closing of the Public Offering were charged to capital at the time of closing of the Public Offering

Use of Estimates

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

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC 740, Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2018, a full valuation allowance has been established against the deferred tax asset.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no uncertain tax benefits as of March 31, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

During the quarterly period ended March 31, 2018, the Company utilized net operating losses to offset its taxable net income earned during this period. The utilization of the net operating loss carry-forward resulted no tax provision for the quarterly period ended March 31, 2018.

Franchise Taxes

The Company is incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis.

Stock Based Compensation

As further discussed in Note 6, on December 28, 2017, the Company issued 888,000 warrants to Fortress Credit Corp. in connection with a loan provided by Fortress to JHPDE Finance I, LLC, a subsidiary of JH Capital. If the Business Combination closes, the warrant will be exercisable to purchase one share of the Company’s Class A common stock at $11.50 per share, have a term of 5 years from the date of the closing of the Business Combination and may only be exercised on or after the date which is 30 days after the first date on which the Company and JH Capital complete the Business Combination.

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

Expected volatility – the volatility is derived from the historical volatility of the Company’s common stock, which is approximately 10.57%.

Risk-free interest rate – The risk-free interest rate is based on the yield of a 5-year Treasury Bond in effect at the time of grant, which is approximately 2.56%.

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

Public Units

Pursuant to the Public Offering on August 4, 2015, the Company sold 20,000,000 units at a price of $10.00 per unit (the “Units”), including 2,000,000 Units as a result of the underwriters’ partial exercise of their over-allotment option, generating gross proceeds of $200,000,000. The common stock and warrants comprising the Units began separate trading on September 22, 2015. The holders have the option to continue to hold Units or separate their Units into the component securities. Each Unit consists of one share of the Company’s common stock (“Public Shares”), $0.0001 par value, and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share. Each Public Warrant will become exercisable on the later of 30 days after the completion of an initial Business Combination or 12 months from the closing of the Public Offering, and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation. If the Company does not complete its initial Business Combination on or prior to June 30, 2018, the Public Warrants will expire worthless at the end of such period. Upon closing of the Public Offering, there were 16,750,000 warrants outstanding, which include 6,750,000 warrants purchased by the initial stockholders and 10,000,000 warrants purchased in connection with the sale of Units related to the Public Offering.

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

Founder Shares

On May 4, 2015, the Sponsor purchased 4,312,500 shares of the Company’s common stock (the “Founder Shares”) for $25,000, or approximately $.006 per share. On July 29, 2015, the Company’s Board of Directors effected a stock dividend of 0.2 shares for each outstanding share of common stock, resulting in 5,175,000 Founder Shares outstanding. On July 29, 2015, the underwriters exercised part of their over-allotment option resulting in 20,000,000 Units issued as a result of the Public Offering. As a result of the expiration of the underwriters’ option to exercise the remaining portion of the over-allotment, the Sponsor forfeited an aggregate of 175,000 Founder Shares. As described in Note 1, on August 1, 2017, December 14, 2017 and March 29, 2018, stockholders representing 4,289,791, 687,597 and 7,035 shares, respectively elected to redeem their Public Shares. Prior to these redemptions, the Sponsor, the Company’s independent directors and their permitted transferees, which are referred to as the initial stockholders, owned 20% of the Company’s issued and outstanding shares and, after the redemptions, currently own approximately 25%.

The Founder Shares are identical to the common stock included in the Units sold in the Public Offering except that 1) the Founder Shares are subject to certain restrictions, as described in more detail below, and 2) the initial stockholders have agreed (i) to waive their redemption rights with respect to their Founder Shares in connection with the completion of the initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete its initial Business Combination by June 30, 2018, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete its initial Business Combination within the prescribed time frame. If the Company submits its initial Business Combination to the public stockholders for a vote, the initial stockholders have agreed to vote their Founder Shares and any Public Shares purchased during or after the Public Offering in favor of the initial Business Combination.

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

Private Placement Warrants

The Sponsor purchased from the Company an aggregate of 6,750,000 Private Placement Warrants, each exercisable to purchase one share of the Company’s common stock at $11.50 per share, at a price of $1.00 per Private Placement Warrant ($6,750,000 in the aggregate) in a private placement that occurred simultaneously with the closing of the Public Offering. The proceeds from the sale of the Private Placement Warrants were added to the proceeds from the Public Offering held in the Trust Account. If the Company does not complete an initial Business Combination by June 30, 2018, to the degree that any proceeds remain, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants are identical to the Public Warrants sold as part of the Units in the Public Offering except that, so long as they are held by the Sponsor or its permitted transferees, (i) they will not be redeemable by the Company, (ii) they (including the common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the completion of the initial Business Combination and (iii) they may be exercised by the holders on a cashless basis.

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

Administrative Service Agreement

The Company entered into an agreement to pay an affiliate of our Sponsor, Easterly Capital, LLC, a total of $10,000 per month starting on July 29, 2015 and continuing until the earlier of the Company’s initial Business Combination or liquidation for office space, utilities, secretarial support and administrative services. This arrangement was agreed to for the Company’s benefit and is not intended to provide the Sponsor compensation in lieu of salary or other remuneration. For the quarterly periods ended March 31, 2018 and 2017, the Company incurred $30,000 and $30,000, respectively under the Administrative Service Agreement. As of March 31, 2018 and 2017, $220,000 and $100,000, respectively, remains as a payable and is reflected in Due to affiliate in the Consolidated Balance Sheet.

Related Party Advances

For the quarterly period ended March 31, 2018, an affiliate of the Sponsor advanced an aggregate of $104,926 directly to the Company’s vendors related to operating expenses. For the quarterly period ended March 31, 2017, an affiliate of the Sponsor advanced an aggregate of $27,020 directly to the Company’s vendors related to operating expenses.

As of March 31, 2018, $490,331 of such advances remain as payable and are reflected in Due to affiliate in the Consolidated Balance Sheet.

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

On March 17, 2016, the Company issued a convertible promissory note to the Sponsor that provides for the Sponsor to loan the Company up to $1,000,000 for ongoing expenses. On March 17, 2016, February 2, 2017, June 29, 2017, July 12, 2017, October 1, 2017, December 4, 2017 and February 1, 2018, the Company borrowed $15,000, $250,000, $75,000, $150,000, $30,000, $75,000 and $100,000, respectively, pursuant to the convertible promissory note. The Sponsor is not obligated to loan the Company additional amounts pursuant to the convertible promissory note. The convertible promissory note is interest bearing at 5% per annum and is due and payable on June 30, 2018. At the option of the Sponsor, any amounts outstanding under the convertible promissory note may be converted into warrants to purchase shares of common stock at any time on or prior to the maturity date at a conversion price of $1.00 per warrant. Each warrant will entitle the Sponsor to purchase one share of common stock at an exercise price of $11.50 per share. Each warrant will contain other terms identical to the terms contained in the Private Placement Warrants. As of March 31, 2018, the outstanding principal balance of this convertible promissory note is $695,000 and accrued and unpaid interest of $27,831 is reflected in Convertible note – due to Sponsor in the Consolidated Balance Sheet.

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

6.	Proposed Business Combination with JH Capital

Investment Agreement with JH Capital

On June 28, 2017, the Company entered into an Investment Agreement with JH Capital and the Founding Members of JH Capital, which are Jacobsen Credit Holdings, LLC, Kravetz Capital Funding LLC and NJK Holding LLC, to effect a Business Combination (the “Transaction”). Based on the terms and subject to the conditions set forth in the Investment Agreement, if the closing of the Transaction (the “Closing”) occurs, upon the Closing the Company will contribute cash to JH Capital in exchange for newly issued voting Class A Units of JH Capital (“Class A Units”); and the Company will receive a number of Class A Units equal to the aggregate number of shares of the Company’s common stock outstanding at the Closing, after giving effect to the redemption of shares of the Company’s common stock by the Company’s public stockholders. If the Closing occurs, upon the Closing, the Company will file an amended and restated certificate of incorporation, which will, among other things, reclassify all of the outstanding Company’s common stock as Class A common stock, par value $0.0001 per share, create a new class of the Company’s Class B common stock, par value $0.0001 per share and change the Company’s name to “JH Capital Group Holdings, Inc.”

Prior to the Closing, JH Capital and the Founding Members will effect an internal reorganization after which (i) all of the following companies and their respective direct and indirect subsidiaries are expected to be principally owned directly or indirectly by JH Capital: Credit Control, LLC, Century DS, LLC, New Credit America, LLC, and CreditMax Holdings, LLC (the “JH Group Companies”) and (ii) without duplication of the companies referenced in clause (i), the direct and indirect subsidiaries of Next Level Finance Partners, LLC are expected to be principally owned, directly or indirectly, by JH Capital.

Pursuant to the Investment Agreement, if the Closing occurs, the aggregate consideration to be paid to JH Capital for the Class A Units of JH Capital will consist of an amount in cash equal to the cash and cash equivalents held by the Company outside of the Company’s Trust Account, plus the amount of funds contained in the Trust Account, after giving effect to redemptions by the Company’s public stockholders, less deferred underwriting fees payable to Citigroup Global Markets Inc. and fees payable to Cantor Fitzgerald & Co. and Jefferies LLC, less any reasonable (with respect to expenses incurred since April 27, 2017) and documented out-of-pocket transaction expenses of the Company that are accrued and unpaid as of the closing, less any outstanding amount under the Convertible Promissory Note, dated as of March 17, 2016, issued by Easterly to Easterly Acquisition Sponsor, LLC that has not been converted into warrants to purchase Easterly Class A common stock. In addition, if the Closing occurs, 18,700,000 shares of newly-issued Class B common stock will be issued by the Company to the Principal Members and the other Class B members of JH Capital (the Principal Members, together with such other Class B members, the “JH Capital Class B Members”). Further, if the Closing occurs, the JH Capital Class B Members will also be issued 18,700,000 non-voting Class B Units of JH Capital, provided that such amount of JH Capital Class B Units is subject to reduction to the extent that certain of the JH Group Companies and certain subsidiaries of Next Level Finance Partners, LLC are not directly or indirectly wholly owned by JH Capital after the Reorganization. The Company’s Class B common stock will have one vote per share but will not be entitled to any economic interest in the Company. The JH Capital Class B Units are entitled to distributions from JH Capital, but are not entitled to any voting or control rights over JH Capital, other than certain customary consent rights with respect to distributions, amendments to JH Capital’s limited liability company agreement and certain other matters affecting the JH Capital Class B Members. In addition, if the Closing occurs, on the date of the Closing, JH Capital or one or more JH Group Companies will, or will cause a subsidiary of JH Capital or any JH Group Company to, make a cash distribution to Jacobsen Holdings and KCF in an aggregate amount equal to $1,000,000.

If the Closing occurs, the Company is expected to hold approximately 48.4% of the outstanding equity in JH Capital and the JH Capital Class B Members are expected to hold the remaining 51.6%. These ownership interests assume that no shares of the Company’s common stock are elected to be redeemed in connection with the Transaction and also assume that there are no reductions to the JH Capital Class B Units pursuant to the Investment Agreement. Further, the ownership percentage with respect to the post-combination company does not take into account (i) the issuance of any shares (or options to acquire shares) under the JH Capital Group Holdings, Inc. 2018 Omnibus Equity Incentive Plan, (ii) the issuance of any shares upon the exercise of warrants to purchase up to a total of 20,138,000 shares of Company common stock that will remain outstanding following the Transaction or any additional warrants that the Company may issue to the Sponsor to repay working capital loans owed by the Company to the Sponsor or (iii) any shares of Company Class A common stock issued in exchange for JH Group Companies’ and their respective subsidiaries’ mezzanine loans.

If the Closing occurs, the JH Capital Class B Units may be exchanged for shares of the Company’s Class A common stock on a one-for-one basis (subject to certain adjustments to the exchange ratio) or, at JH Capital’s option, cash, pursuant to the Exchange Agreement that the Company will enter into with JH Capital and the JH Capital Class B Members. Upon any exchange of a JH Capital Class B Unit by a JH Capital Class B Member, one share of the Company’s Class B common stock held by such JH Capital Class B Member will be cancelled by the Company.

If the Closing occurs, in connection with the Investment Agreement and the Exchange Agreement, the Company will also enter into the following agreements: (i) a Third Amended and Restated Limited Liability Company Agreement of JH Capital, (ii) a Tax Receivable Agreement relating to the payment to the JH Capital Class B Members of a portion of specified tax savings, and (iii) a Registration Rights Agreement providing registration rights for shares of the Company’s Class A common stock issued upon the exchange of JH Capital Class B Units.

If the Closing occurs, pursuant to a letter agreement among the Company, Easterly Acquisition Sponsor, LLC (the “Sponsor”), JH Capital and the Founding Members, at the Closing, (i) the Founding Members will have the option to purchase at a price of $0.005 per share up to 500,000 shares of the Company’s Class A common stock owned by the Sponsor and (ii) the Sponsor will surrender to the Company 2,500,000 shares of the Company’s Class A common stock issued to the Sponsor prior to the Company’s initial public offering in exchange for a warrant (the “New Warrant”) to purchase 2,500,000 shares of the Company’s Class A common stock. The New Warrant will be exercisable at a price of $0.01 per share, have a term of 5 years and may only be exercisable as follows: (x) 1,000,000 shares will be exercisable if the average of the volume weighted averages of the trading price of a share of the Company’s Class A common stock for 10 consecutive trading days is higher than $12.00, (y) an additional 1,000,000 shares will be exercisable if (A) the Company has raised gross proceeds of at least $200,000,000 from the sale of its equity securities, including the gross proceeds released to the Company from the Trust Account and the amount of the Fortress Loan, and (B) the average of the volume weighted averages of the trading price of a share of the Company’s Class A common stock for 10 consecutive trading days is higher than $13.00 and (z) the final 500,000 shares will be exercisable if (A) the Company has raised gross proceeds of at least $200,000,000 from the sale of its equity securities, including the gross proceeds released to the Company from the Trust Account and the amount of the Fortress Loan, and (B) the average of the volume weighted averages of the trading price of a share of the Company’s Class A common stock for 10 consecutive trading days is higher than $14.00.

See Note 9 for more information about subsequent events related to the proposed Transaction.

Letter Agreement

On December 28, 2017, the Company entered into a Letter Agreement (the “December 28 Letter Agreement”) with JH Capital and the Founding Members. The December 28 Letter Agreement provided that the Company consented to (i) certain subsidiaries of Jacobsen Holdings entering into the Fortress Loan and the issuance of the Fortress Warrant (as defined below), (ii) the issuance by JHPDE Finance I, LLC (“JHPDE Finance”) of $25 million of its Class A Membership Interests to a new member, and (iii) the Founding Members issuing to the Company the Founding Member Warrants (as defined below). The December 28 Letter Agreement also provided that JH Capital consented to the Company issuing the Fortress Warrant.

Pursuant to the December 28 Letter Agreement, Jacobsen Holdings issued to the Company a warrant, dated December 28, 2017 (the “Founding Member Warrants”), to acquire from Jacobsen Holdings 888,000 shares of the Company’s Class A common stock or Class B Units of JH Capital. The Founding Member Warrants will be exercisable at a price of $11.50 per share of the Company’s Class A common stock or Class B Units of JH Capital, have a term of 5 years from the date of the closing of the Business Combination and may be exercised only to the extent that the Fortress Warrant has been exercised. The Founding Members Warrants will first be exercisable for an amount of the Company’s Class A common stock equal to the number of shares of the Company’s Class A common stock acquired by Jacobsen Holdings and NJK Holding from the Sponsor pursuant to the Letter Agreement and thereafter for Class B Units of JH Capital owned by them.

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

As discussed further in Note 1, on August 1, 2017, December 14, 2017 and March 29, 2018, stockholders representing 4,289,791, 687,597 and 7,035 shares, respectively elected to redeem their shares, resulting in redemption amounts of $42,983,883, $6,915,728 and $71,614, respectively. At March 31, 2018, there were 6,627,593 shares of common stock issued and outstanding (excluding 13,387,984 shares of common stock subject to possible redemption).

The Company is authorized to issue up to 1,000,000 shares of preferred stock with a par value $0.0001 per share. At March 31, 2018, there were no shares of preferred stock issued and outstanding.

8.	Stock-Based Compensation

As described in Note 6, on December 28, 2017, the Company issued 888,000 warrants to Fortress Credit Corp. in connection with a loan provided by Fortress to JHPDE Finance. If the Business Combination closes, the Fortress Warrant will be exercisable to purchase one share of the Company’s Class A common stock at $11.50 per share, have a term of 5 years from the date of the closing of the JH Capital Business Combination and may only be exercised on or after the date which is 30 days after the first date on which the Company and JH Capital complete the Business Combination.

No compensation expense is recognized by the Company for the quarterly period ended March 31, 2018 as a result of the Fortress Warrant. The total unrecognized expense related to the Fortress Warrant as of March 31, 2018 is $511,488.

9.	Subsequent Events

Management of the Company evaluated events that have occurred after the balance sheet date of March 31, 2018, through the date the consolidated financial statements were issued.

NASDAQ Notification Letter

On April 2, 2018, the Company received a letter (the “Notification Letter”) from the staff of the Listing Qualifications Department of The Nasdaq Stock Market (“NASDAQ”) notifying the Company that the Company no longer complies with NASDAQ Listing Rule 5550(a)(3) for continued listing due to its failure to have a minimum of 300 public holders of the Company’s common stock. As a result, as of April 2, 2018, the Company had 45 calendar days to submit a plan to regain compliance. If NASDAQ accepts the Company’s plan, NASDAQ can grant an exception of up to 180 calendar days from April 2, 2018, to regain compliance. The Notification Letter does not impact the Company’s listing on the NASDAQ Capital Market at this time and the Company’s common stock, units and warrants currently continue to trade on the NASDAQ Capital Market under the symbols “EACQ”, “EACQU” and “EACQW”, respectively. The Company intends to submit to NASDAQ, within the requisite time, a plan to regain compliance. If NASDAQ does not accept the Company’s plan, the Company will have the opportunity to appeal NASDAQ’s decision to a NASDAQ Listing Qualifications Panel. If the Company timely appeals, the Company’s securities would remain listed pending such panel’s decision. There can be no assurance that, if the Company does appeal, such appeal would be successful.

Additional Borrowing under Convertible Note

On April 5, 2018, the Company borrowed an additional $200,000 pursuant to the March 17, 2016 convertible promissory note.

Receipt of Funds and Deposit into Trust Account

In accordance with the monthly draw arrangements under the JH Capital Promissory Note described in Note 1, on April 16, 2018 the Company received the monthly principal draw pursuant to the JH Capital Promissory Note in the amount of $450,678. The $450,678 draw was subsequently deposited into the Trust Account.

Announcement by the Company of Discussions to Mutually Terminate the Investment Agreement

On May 10, 2018, the Company and JH Capital issued a joint press release announcing that they were in discussions to terminate by mutual agreement the Investment Agreement. Also, on May 10, 2018, the Company filed with the SEC a notification of late filing on Form 12b-25 relating to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, similarly disclosing that the Company and JH Capital were in discussions to terminate by mutual agreement the Investment Agreement. As of May 15, 2018, the Company and JH Capital are continuing their discussions to terminate by mutual agreement the Investment Agreement. If the Investment Agreement is so terminated, the parties mutually will abandon the business combination contemplated by the Investment Agreement.

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

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position and business strategy, the plans and objectives of management for future operations, and the possible closing or abandonment of the business combination contemplated by the Investment Agreement, are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission (“SEC”). All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company incorporated on April 29, 2015 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Subject to the possibility of failing to consummate an initial business combination by June 30, 2018 as required by our amended and restated certificate of incorporation, we intend to effectuate our initial business combination using cash from the proceeds of our IPO and the sale of the private placement warrants that occurred simultaneously with the completion of our IPO, our capital stock, debt or a combination of cash, stock and debt.

As indicated in the accompanying financial statements, at March 31, 2018, we had approximately $8,376 in cash. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful. See note 9 to the accompanying financial statements.

On June 28, 2016 we entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”), by and among us, Solaris Merger Sub Inc., Sungevity, Inc. (“Sungevity”), and Shareholder Representative Services LLC, to effect a business combination with Sungevity. On December 31, 2016 the Company terminated the Merger Agreement.

On June 28, 2017, the Company entered into an Investment Agreement (as amended, the “Investment Agreement”) by and among JH Capital Group Holdings, LLC (“JH Capital”), Jacobsen Credit Holdings, LLC (“Jacobsen Holdings”), NJK Holding LLC (“NJK Holding”), Kravetz Capital Funding LLC (“KCF” together with NJK Holding and Jacobsen Holdings, the “Founding Members”) and the Company, to effect a business combination with JH Capital, a leading specialty finance company in the debt recovery industry. Any description in this Annual Report on Form 10-K of the Investment Agreement is qualified in all respects by reference to the complete text of the Investment Agreement, which was filed with the SEC on June 30, 2017 as Exhibit 2.1 to our Current Report on Form 8-K. See Note 6 — Proposed Business Combination with JH Capital for a discussion of the Transaction and the Investment Agreement. The descriptions of the Transaction and the Investment Agreement in this Report are qualified in all respects by reference to the more detailed description in the complete text of the Investment Agreement. On February 14, 2018, the Company entered into an amendment to the Investment Agreement. This amended the Investment Agreement to (i) extend the date by which the Investment Agreement could be terminated by the Company or JH Capital if the closing of the transactions contemplated by the Investment Agreement has not occurred by such date from March 31, 2018 to June 30, 2018; (ii) permit the Company to hold a Special Meeting of its stockholders for the purposes of obtaining approval to amend its Amended and Restated Certificate of Incorporation and the Trust Agreement (the “Trust Agreement”), dated as of October 13, 2015 and as amended, by and between the Company and Continental Stock Transfer & Trust Company (“Continental”), to extend the date by which the Company is required to commence liquidating the trust account established in connection with the Company’s initial public offering in the event the Company had not consummated a business combination from March 31, 2018 to June 30, 2018; and (iii) provide JH Capital certain waivers of terms of the Investment Agreement.

As described in Note 9 to our financial statements for the quarterly period ended March 31, 2018, on May 10, 2018, we and JH Capital issued a joint press release announcing that we and JH Capital were in discussions to terminate by mutual agreement the Investment Agreement. Also, on May 10, 2018, we filed with the SEC a notification of late filing on Form 12b-25 relating to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, similarly disclosing that we and JH Capital were in discussions to terminate by mutual agreement the Investment Agreement. As of May 15, 2018, we are continuing with JH Capital such discussions to terminate by mutual agreement the Investment Agreement. If the Investment Agreement is so terminated, the parties mutually will abandon the business combination contemplated by the Investment Agreement.

Results of Operations

For the three months ended March 31, 2018, we had net income of $63,179 which consisted of general and administrative expenses and operating costs offset by interest income generated from the Trust Account. During this period, the interest income generated from the Trust Account was $468,538 and the general and administrative and operating expenses were $335,359. We were incorporated in the State of Delaware and are required to pay franchise taxes to the State of Delaware. Franchise taxes for the three months ended March 31, 2018 were accrued in the amount of $70,000.

This compares with a net loss of $347,029 for the three months ended March 31, 2017 which consisted of $466,830 general and administrative expenses and operating costs offset by interest income generated from the Trust Account of $165,919. Franchise taxes for the three months ended March 31, 2017 were accrued in the amount of $46,118.

Pursuant to a letter of intent (the “LOI”), dated April 20, 2016, between Sungevity and us, Sungevity agreed to pay or reimburse us for all reasonable and documented out-of-pocket costs and expenses incurred between the date of the LOI and the date that the Merger Agreement was executed, including fees and expenses of third party advisors, due diligence-related expenses and such other necessary and related costs and expenses incurred in furtherance of the proposed business combination. For the year ended December 31, 2016, we recorded $909,787 in qualified reimbursable costs, of which $353,517 was reimbursed by Sungevity prior to December 31, 2016. We initiated legal action against Sungevity to recover the remaining amount of $556,270 due to us under the LOI. On March 13, 2017, Sungevity filed for Chapter 11 Bankruptcy proceedings in U.S. Bankruptcy Court for the District of Delaware to pursue and consummate a sale of its business, which proceedings were dismissed in November 2017 without any recovery to us. Our legal action was stayed pending resolution of the bankruptcy proceedings, but has not proceeded since dismissal of the bankruptcy proceedings. A valuation allowance of $278,135 was recorded in the quarter ended December 31, 2016 and the remaining amount of $278,135 was recorded in the quarter ended March 31, 2017 and is presented within Operating expenses in the Consolidated Statement of Operations for the quarter ended March 31, 2017. As a result of the November 2017 dismissal, the entire receivable and corresponding allowance were written off.

Liquidity and Capital Resources

Prior to our IPO, on May 4, 2015, our sponsor purchased an aggregate of 4,312,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.006 per share. On July 29, 2015, our board of directors effected a stock dividend of 0.2 shares for each outstanding share of common stock, resulting in 5,175,000 founder shares outstanding. On July 29, 2015, the underwriters exercised part of their over-allotment option resulting in 20,000,000 units issued as a result of our IPO at a price of $10.00 per unit generating gross proceeds of $200,000,000 before underwriting discounts and expenses. As a result of the expiration of the underwriters’ option to exercise the remaining portion of the over-allotment, our initial stockholders forfeited an aggregate of 175,000 founder shares. On August 1, 2017, December 14, 2017 and March 29, 2018, stockholders representing 4,289,791, 687,597 and 7,035 shares, respectively elected to redeem their shares, resulting in redemption amounts of $42,983,883, $6,915,728 and $71,614, respectively. Prior to this, the sponsor, our independent directors and their permitted transferees owned 20% of our issued and outstanding shares but now they own approximately 25%. The sponsor purchased from us an aggregate of 6,750,000 private placement warrants, each exercisable to purchase one share of our common stock at $11.50 per share, at a price of $1.00 per private placement warrant in a private placement that occurred simultaneously with our IPO generating proceeds, before expenses, of $6,750,000. We received net proceeds from the IPO and the sale of the private placement warrants of approximately $201,750,000, net of the non-deferred portion of the underwriting commissions of $5,000,000. The amount of proceeds not deposited in the trust account were $1,750,000 at closing of the IPO and such proceeds, together with $25,000 from the sale of common stock to our sponsor, were used to pay $517,145 for costs and expenses related to the IPO and $2,910 for formation, general and administrative expenses. In addition, interest income on the funds held in the trust account may be released to us to pay our franchise and income tax obligations. For a description of the proceeds generated in our IPO and a discussion of the use of such proceeds, we refer you to Notes 3 and 4 of the financial statements included in Item 1 of this Report

We presently have no revenue, have had losses since inception and have no operations other than the active identification of a target business with which to complete an initial business combination. As of March 31, 2018, we have cash of $8,376 held outside the trust account and $152,900,079 cash equivalents held in the trust account, including interest.

We will have available to us the $8,376 of proceeds held outside the trust account (as of March 31, 2018) to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination. We will also have available to us interest earned on the funds held in our trust account to pay franchise and income taxes.

At March 31, 2018, we had a working capital deficit of $2,498,527 (total current assets minus total current liabilities). We expect to continue incurring expenses related to professional services including, but not limited to, engaging legal counsel, consultants, advisors and accountants, as well as other operating expenses such as insurance and fees under the Administrative Services Agreement.

On March 17, 2016, we issued a convertible promissory note to our sponsor that provides for our sponsor to loan us up to $1,000,000 for ongoing expenses. On March 17, 2016, February 2, 2017, June 29, 2017, July 12, 2017, October 1, 2017, December 4, 2017, February 1, 2018 and April 5, 2018, the Company borrowed $15,000, $250,000, $75,000, $150,000, $30,000, $75,000, $100,000 and $200,000, respectively, pursuant to the convertible promissory note. Our sponsor is not obligated to loan us additional amounts pursuant to the convertible promissory note. The convertible promissory note is interest bearing at 5% per annum and is due and payable on June 30, 2018. As of March 31, 2018, the interest accrued is $27,831. At the option of our sponsor, any amounts outstanding under the convertible note may be converted into warrants to purchase shares of common stock at any time on or prior to the maturity date at a conversion price of $1.00 per warrant. Each warrant will entitle our sponsor to purchase one share of our common stock at an exercise price of $11.50 per share. Each warrant will contain other terms identical to the terms contained in the private placement warrants.

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

If we consummate an initial business combination, we intend to use substantially all of the funds held in our trust account, including interest (which interest shall be net of taxes payable) to consummate such initial business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to consummate our initial business combination, the remaining proceeds held in our trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

On December 14, 2017, we held a special meeting of stockholders and 19,325,891 of the outstanding 20,710,209 shares were voted in favor of the proposal to amend our amended and restated certificate of incorporation to extend the date by which we had to consummate a business combination until March 31, 2018, and the proposal to amend the agreement with respect to the trust account to provide for the extension until March 31, 2018. The holders of 687,597 public shares of our common stock properly exercised their right to convert their shares into cash at a conversion price of approximately $10.06 per share. In connection with the approval of this extension, JH Capital agreed to contribute to us as a loan of $0.03 for each public share that was not redeemed in connection with the December 14, 2017 special meeting, for each calendar month or portion thereof that is needed by Easterly to complete a business combination from December 15, 2017 until March 31, 2018, which amounts are to be added to the trust account (the “Contributions”). On February 14, 2018, the Company’s board of directors approved the second amendment to the Investment Agreement and, on February 14, 2018, the parties executed the second amendment to the Investment Agreement. JH Capital agreed to continue to make the contributions of $0.03 for each public share, for each calendar month or portion thereof, to the Company through the earlier of (A) June 30, 2018 or (B) the date by which the Company is required to dissolve and liquidate the Trust Account in accordance with the terms of the Company’s charter, which will be added to the Trust Account. On January 15, 2018, February 15, 2018, March 15, 2018 and April 16, 2018, we deposited the monthly Contributions into the trust account.

On March 29, 2018, we held a special meeting of stockholders and 19,081,332 of the outstanding 20,022,612 shares were voted in favor of the proposal to amend our amended and restated certificate of incorporation to extend the date by which the us had to consummate a business combination until June 30, 2018, and the proposal to amend the agreement with respect to the Trust Account to provide for the extension until June 30, 2018. The holders of 7,035 public shares of Easterly common stock properly exercised their right to convert their shares into cash at a conversion price of approximately $10.18 per share.

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

Stock-Based Compensation

As described in Note 6 to our financial statements for the quarterly period ended March 31, 2018, on December 28, 2017, we issued 888,000 warrants to Fortress Credit Corp. in connection with a loan provided by Fortress to JHPDE Finance I, LLC, a subsidiary of JH Capital. If the Business Combination closes, the Fortress Warrant will be exercisable to purchase one share of our Class A common stock at $11.50 per share, have a term of 5 years from the date of the closing of the Business Combination and may only be exercised on or after the date which is 30 days after the first date on which we and JH Capital complete the Business Combination.

No compensation expense is recognized by us for the quarterly period ended March 31, 2018 as a result of the Fortress Warrant. The total unrecognized expense related to the Fortress Warrant as of March 31, 2018 is $511,488.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. As of March 31, 2018, $145,900,079 (excluding approximately $7,000,000 of deferred underwriting discounts) was held in trust for the purposes of consummating an initial business combination. The proceeds held in the trust account (including the deferred underwriting discounts) are held in a money market fund that invests solely in United States Treasuries compliant with Rule 2a-7 under the Investment Company Act of 1940.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this report, we have evaluated the risk factors contained in our most recent Annual Report on Form 10-K and have added the following new risk factor. Other than as described in the following new risk factor, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We are in discussions with JH Capital to terminate the Investment Agreement by mutual agreement. If the Investment Agreement is terminated, the closing of the business combination with JH Capital will not occur and we likely will be unable to complete any business combination by June 30, 2018, in which case we will begin liquidation in accordance with our charter and the Trust Agreement.

As described in Note 9 to our financial statements for the quarterly period ended March 31, 2018, on May 10, 2018, we and JH Capital issued a joint press release announcing that we and JH Capital were in discussions to terminate by mutual agreement the Investment Agreement. Also on May 10, 2018, we filed with the SEC a notification of late filing on Form 12b-25 relating to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, similarly disclosing that we and JH Capital were in discussions to terminate by mutual agreement the Investment Agreement. As of May 15, 2018, we are continuing our discussions with JH Capital to terminate by mutual agreement the Investment Agreement. If the Investment Agreement is so terminated, the parties mutually will abandon the business combination transaction contemplated by the Investment Agreement.

Given the short time amount of time that would exist between any termination of the Investment Agreement and June 30, 2018, our management expects that if the Investment Agreement is terminated and the business combination with JH Capital is accordingly abandoned, we would have insufficient time to pursue another initial business combination, unless, by June 30, 2018, we were to seek and obtain from our common stockholders approval of a further extension of time to effect an initial business combination.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 17, 2016, we issued a convertible promissory note to our sponsor that provides for our sponsor to loan us up to $1,000,000 for ongoing expenses. On March 17, 2016, February 2, 2017, June 29, 2017, July 12, 2017, October 1, 2017, December 4, 2017 and February 1, 2018, the Company borrowed $15,000, $250,000, $75,000, $150,000, $30,000, $75,000 and $100,000, respectively, pursuant to the convertible promissory note. Our sponsor is not obligated to loan us additional amounts pursuant to the convertible promissory note. The convertible promissory note is interest bearing at 5% per annum and is due and payable on June 30, 2018. At the option of our sponsor, any amounts outstanding under the convertible promissory note may be converted into warrants to purchase shares of our common stock at any time on or prior to the maturity date at a conversion price of $1.00 per warrant. Each warrant will entitle our sponsor to purchase one share of common stock at an exercise price of $11.50 per share. Each warrant will contain other terms identical to the terms contained in the private placement warrants. As of March 31, 2018, the outstanding principal balance of this convertible promissory note is $695,000 and the interest accrued is $27,831.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
2.1	Amendment No. 2, dated as of February 14, 2018, to the Investment Agreement, dated as of June 28, 2017 and as amended by Amendment No. 1 dated November 8, 2017, by and among JH Capital Group Holdings, LLC, Jacobsen Credit Holdings, LLC, NJK Holding LLC, Kravetz Capital Funding LLC and Easterly Acquisition Corp. (incorporated by reference to Exhibit 2.1 filed with the Form 8-K filed by the Company on February 15, 2018).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Company on August 10, 2015).
3.2	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Company on August 2, 2017).
3.3	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Company on December 15, 2017).
3.4	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Company on March 29, 2018).
3.5	Bylaws (incorporated by reference to Exhibit 3.3 filed with the Form S-1 filed by the Company on May 7, 2015).
4.1	Warrant Agreement (incorporated by reference to Exhibit 4.1 filed with the Form 8-K filed by the Company on August 10, 2015).
10.1	Amendment No. 3, dated as of March 29, 2018, to the Amended and Restated Investment Management Trust Agreement, dated as of October 13, 2015, as amended by Amendment Nos. 1 and 2 dated August 1, 2017 and December 14, 2017, respectively, by and between Easterly Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Company on March 29, 2018).
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Easterly Acquisition Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERLY ACQUISITION CORP.

Date: May 15, 2018	/s/ Avshalom Kalichstein
	Name:	Avshalom Kalichstein
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2018	/s/ Jurgen Lika
	Name:	Jurgen Lika
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)