Form 10-Q
period 2018-06-30
Easterly Acquisition Corp.
filed 2018-08-09
CIK 1641197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-37522

EASTERLY ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	47-3864814
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification Number)
or organization)

205 Hudson Street
7th Floor
New York, NY	10013
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 712-8300

375 Park Avenue, 21st Floor, New York, NY 10152

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

As of August 7, 2018, there were 19,208,407 shares of the Company’s common stock issued and outstanding.

EASTERLY ACQUISITION CORP.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Easterly Acquisition Corp.

Condensed Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	Unaudited
ASSETS
Current assets
Cash	$1,889	$13,874
Prepaid expenses	28,838	7,347
Total current assets	30,727	21,221
Cash and cash equivalents held in Trust Account - restricted	146,665,970	151,208,413
Total assets	$146,696,697	$151,229,634

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$2,129,002	$1,704,738
Due to affiliate	799,848	575,405
Total current liabilities	2,928,850	2,280,143
Convertible note – due to Sponsor	934,330	614,371
Deferred underwriting fee	7,000,000	7,000,000
Total liabilities	10,863,180	9,894,514
Commitments
Common stock, subject to possible redemption or tender, 12,674,622 and 13,544,944 shares at redemption value at June 30, 2018, and December 31, 2017, respectively	130,833,516	136,335,119
Stockholders' equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 6,533,785 and 6,477,668 shares issued and outstanding (excludes 12,674,622 and 13,544,944 shares subject to possible redemption) at June 30, 2018 and December 31, 2017, respectively	653	648
Additional paid-in capital	5,122,718	8,022,478
Accumulated deficit	(123,370)	(3,023,125)
Total stockholders' equity	5,000,001	5,000,001
Total liabilities and stockholders' equity	$146,696,697	$151,229,634

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

Easterly Acquisition Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017

Operating costs	$(976,215)	$(768,940)	$(640,856)	$(302,110)
State franchise taxes	(120,488)	(91,118)	(50,488)	(45,000)
Loss from operations	(1,096,703)	(860,058)	(691,344)	(347,110)
Other income
Interest income	1,067,787	489,030	599,249	323,111
Gain on forgiveness of debt	2,928,671	-	2,928,671	-
Total other income	3,996,458	489,030	3,527,920	323,111
Income (loss) before taxes	2,899,755	(371,028)	2,836,576	(23,999)
Provision for income taxes	-	-	-	-
Net income (loss)	$2,899,755	$(371,028)	$2,836,576	$(23,999)

Weighted average number of common shares outstanding, basic and diluted	6,553,463	6,383,279	6,627,593	6,404,259

Basic and diluted net loss per share	$0.31	$(0.12)	$0.35	$(0.04)

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements.

Easterly Acquisition Corp.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017
Cash flows from operating activities:
Net income (loss)	$2,899,755	$(371,028)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest on cash and cash equivalents held in Trust Account	(1,067,787)	(489,030)
Interest on convertible note to Sponsor	19,959	5,571
Gain on forgiveness of debt	(2,928,671)	-
Provision for uncollectible other receivables	-	278,135
Changes in operating assets and liabilities:
Prepaid expenses	(21,491)	(26,059)
Other receivables	-	1,484
Accounts payable and accrued expenses	424,264	(25,555)
Net cash used in operating activities	(673,971)	(626,482)
Cash flows from investing activities:
Cash released from Trust Account for redemption of common stock	8,401,358	-
Interest income released from Trust Account for franchise taxes	137,543	154,554
Contributions into Trust Account	(2,928,671)	-
Net cash provided by investing activities	5,610,230	154,554
Cash flows from financing activities:
Proceeds of convertible note received from Sponsor	300,000	325,000
Redemption of common stock	(8,401,358)	-
Due to affiliate	224,443	128,510
Proceeds from promissory note	2,928,671	-
Net cash (used in) provided by financing activities	(4,948,244)	453,510
Decrease in cash	(11,985)	(18,418)
Cash at beginning of period	13,874	24,571
Cash at end of period	$1,889	$6,153
Supplemental disclosure of noncash financing activities:
Change in value of common stock subject to possible redemption	$2,899,755	$(371,028)

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

As of June 30, 2018, the Company has neither commenced operations nor generated any revenues to date. All activity through June 30, 2018 relates to the Company’s formation, initial public offering (described below), identifying a target company and engaging in due diligence for and negotiation of a proposed Business Combination.

The Company’s management has broad discretion with respect to the specific application of the remaining net proceeds of its initial public offering of Units (as defined in Note 3 below) (the “Public Offering”), although substantially all of the remaining net proceeds of the Public Offering and the private placement of warrants (as described in Note 4 below, the “Private Placement” and such warrants issued in connection with the Private Placement, the “Private Placement Warrants”) are intended to be generally applied toward completing a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.

On June 28, 2017, the Company entered into an Investment Agreement (as amended, the “Investment Agreement”) by and among JH Capital Group Holdings, LLC (“JH Capital”), Jacobsen Credit Holdings, LLC (“Jacobsen Holdings”), NJK Holding LLC (“NJK Holding”), Kravetz Capital Funding LLC (“KCF” together with NJK Holding and Jacobsen Holdings, the “Founding Members”) and the Company, to effect a business combination with JH Capital. On May 31, 2018, the Company, JH Capital and the Founding Members entered into an Investment Agreement Termination Agreement (the “JH Capital Termination Agreement”), dated as of May 31, 2018. The JH Capital Termination Agreement terminated the Investment Agreement by mutual agreement.

As more fully described in Note 6 below, on June 23, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Sirius International Insurance Group, Ltd. (“Sirius”), the Company and Sirius Acquisitions Holding Company III, a wholly owned subsidiary of Sirius (“Merger Sub”), providing for the merger (the “Merger”) of Merger Sub with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Sirius (the “Business Combination”).

The Company must complete a Business Combination prior to November 30, 2018 or cease all operations, redeem the public shares of its common stock and dissolve and liquidate its remaining assets to its creditors and remaining stockholders.

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

See below regarding redemptions of common stock and the release of a portion of the funds from the Trust Account (defined below) in connection with stockholder approvals, in August 2017, December 2017, March 2018 and June 2018, to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company must complete its Business Combination.

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

The Company amended and restated its certificate of incorporation on July 28, 2015 and further amended it on August 1, 2017, December 15, 2017, March 29, 2018, and June 28, 2018 to provide that, except for the withdrawal of interest to pay franchise and income taxes, if any, that none of the funds held in trust (including the interest on such funds) will be released from the Trust Account until the earlier of (i) the completion of the initial Business Combination, (ii) the redemption of the Public Shares (as defined in Note 3) if the Company is unable to complete a Business Combination by November 30, 2018 (subject to the requirements of applicable law) and (iii) the redemption of shares in connection with a vote seeking to amend Section 9.2(d) of the amended and restated certificate of incorporation in a manner that would affect the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete an initial Business Combination by November 30, 2018. For the six-month period ended June 30, 2018, the Company withdrew $137,543 of interest earned to pay for franchise taxes in accordance with the amended and restated certificate of incorporation.

On December 8, 2017, the Company and JH Capital entered into a non-interest bearing promissory note (“JH Capital Promissory Note”), which were drawn on January 15, 2018, February 15, 2018 and March 15, 2018 at individual amounts of $0.03 for each share of the Company’s common stock outstanding as of such date, excluding the 5,000,000 Sponsor shares. On February 14, 2018, the Company’s board of directors approved the second amendment to the Investment Agreement and, on February 14, 2018, the parties executed the second amendment to the Investment Agreement. JH Capital agreed to continue to make the contributions of $0.03 for each Public Share, for each calendar month or portion thereof, to the Company through the earlier of (A) June 30, 2018 or (B) the date by which the Company is required to dissolve and liquidate the Trust Account in accordance with the terms of the Company’s charter, which will be added to the Trust Account (with partial period amounts to be pro-rated). For the six months ended June 30, 2018, the Company deposited $2,928,671 into the Trust Account with the proceeds from the JH Capital Promissory Note. As part of the JH Capital Termination Agreement, JH Capital agreed to forgive the entire principal of $2,928,671 drawn pursuant to the JH Capital Promissory Note. This is presented as Gain on forgiveness of debt on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018.

On June 23, 2018, the Company issued Sirius a promissory note (the “Sirius Promissory Note”) pursuant to which Sirius agreed to lend the Company $0.03 per month for every public share of the Company’s Common Stock outstanding as of July 1, 2018, for five months. The amounts will be lent to the Company on the first business day of each month and will be deposited by the Company into the Trust Account. The Promissory Note will bear interest in an amount equal to the income (if any) actually earned from investing the principal in the Trust Account and will be due upon the completion of the Company’s initial business combination.

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

On June 28, 2018, the Company held a special meeting of stockholders and 18,704,270 of the Company’s 20,015,577 shares were voted in favor of the proposal to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company had to consummate a Business Combination until November 30, 2018, and the proposal to amend the agreement with respect to the Trust Account to provide for the extension until November 30, 2018. The holders of 807,170 Public Shares of the Company’s common stock properly exercised their right to convert their shares into cash at a conversion price of approximately $ 10.32 per share.

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

Shares of common stock subject to redemption or tender are recorded at redemption amount and classified as temporary equity, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.” At June 30, 2018, the amount in the Trust Account is approximately $10.32 per share of common stock sold in the Public Offering ($146,665,970 cash and cash equivalents held in the Trust Account divided by 14,208,407 of Public Shares).

The Company has until November 30, 2018 to complete its initial Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses, which interest shall be net of taxes payable) divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Pursuant to a letter of intent (the “LOI”), dated April 20, 2016, between Sungevity and the Company, Sungevity agreed to pay or reimburse the Company for all reasonable and documented out-of-pocket costs and expenses incurred between the date of the LOI and the date that definitive documents with respect to the proposed merger, including fees and expenses of third party advisors, due diligence-related expenses and such other necessary and related costs and expenses incurred in furtherance of the proposed business combination. For the year ended December 31, 2016, the Company incurred $909,787 in qualified reimbursable costs, of which $353,517 was reimbursed by Sungevity prior to December 31, 2016. The Company initiated legal action against Sungevity to recover the remaining amount of $556,270 due to the Company under the LOI. On March 13, 2017, Sungevity filed for Chapter 11 Bankruptcy proceedings in U.S. Bankruptcy Court for the District of Delaware to pursue and consummate a sale of its business, which proceedings were dismissed in November 2017 without any recovery to the Company. The Company’s legal action was stayed pending resolution of the bankruptcy proceedings, but has not proceeded since dismissal of the bankruptcy proceedings. A valuation allowance of $278,135 was recorded in the quarter ended December 31, 2016 and the remaining amount of $278,135 was recorded in the quarter ended March 31, 2017 and is presented within Operating expenses in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2017. As a result of the November 2017 dismissal, the entire receivable and corresponding allowance were written off.

Going Concern Considerations

The Company presently has no revenue, has had losses since inception and has no operations other than the active identification of a target business with which to complete its Business Combination. As of June 30, 2018, the Company had cash of $1,889 held outside the Trust Account and $146,665,970 cash equivalents held in trust, including interest.

The Company will have available the $1,889 of proceeds held outside the Trust Account (as of June 30, 2018) and any additional Sponsor loans under the March 17, 2016 convertible promissory note (see Note 4) to fund its working capital needs and to continue to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination. The Company will also have available any interest earned on the funds held in the Trust Account to pay franchise and income taxes.

At June 30, 2018, the Company has a working capital deficit of $2,898,123 (total current assets minus total current liabilities). The Company expects to continue incurring expenses related to professional services including, but not limited to, engaging legal counsel, consultants, advisors and accountants, as well as other operating expenses such as insurance and fees under the Administrative Services Agreement.

The Company entered into an agreement with the Sponsor (“Liabilities Assumption Agreement”) whereby the Sponsor assumed and agreed to pay the third-party service providers liabilities of the Company (the “Assumed Liabilities”).

If the proceeds held outside the Trust Account are insufficient for the Company’s working capital needs and operations beyond those Assumed Liabilities to be paid by the Sponsor in connection with the completion of an initial Business Combination, the Company may need to raise additional capital through additional loans from the Sponsor under the March 17, 2016 convertible promissory note issued to the Sponsor or additional investments from its Sponsor, an affiliate of its Sponsor or certain of the Company’s officers and directors. None of the Company’s Sponsor, affiliate of the Sponsor, officers or directors are under any obligation to loan the Company funds.

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

The interim results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s annual report filed with the SEC on March 16, 2018.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Solaris Merger Sub Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Net Loss per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, such shares only participate in their pro rata share of the Trust Account earnings.

At each period, the Company had outstanding warrants to purchase 16,750,000 shares of common stock. The effect of these potential shares was excluded from the calculation of diluted loss per share of common stock since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

Reconciliation of net loss per common share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Net income	$2,899,755	$(371,028)	$2,836,576	$(23,999)
Less: Income attributable to ordinary shares subject to redemption	(845,039)	(369,462)	(489,523)	(258,227)
Adjusted net loss	$2,054,716	$(740,490)	$2,347,053	$(282,226)

Weighted average shares outstanding, basic and diluted	6,553,463	6,383,279	6,627,593	6,404,259

Basic and diluted net loss per ordinary share	$0.31	$(0.12)	$0.35	$(0.04)

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

At June 30, 2018, all but $225,234 of proceeds of the Trust Account were invested in the Western Asset Institutional U.S. Treasury Reserves money market fund that invests all of its assets in direct obligations of the U.S. Treasury and which is compliant with Rule 2a-7 under the Investment Company Act. The $225,234 was held in cash as of June 30, 2018.

The following table presents information about the Trust Account assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2018	December 31, 2017
Assets:
Cash and/or cash equivalents held in the Trust Account	1	$146,665,970	$151,208,413

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which exceeds the Federal depository insurance coverage of $250,000. At June 30, 2018, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At June 30, 2018, all but $225,234 of the assets held in the Trust Account were held in the Western Asset Institutional U.S. Treasury Reserves money market fund that invests solely in United States Treasuries compliant with Rule 2a-7 under the Investment Company Act. The $225,234 was held in cash.

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

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC 740, Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2018, a full valuation allowance has been established against the deferred tax asset.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no uncertain tax benefits as of June 30, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

During the six months ended June 30, 2018, the Company utilized net operating losses to offset its taxable net income earned during this period. The utilization of the net operating loss carry-forward resulted no tax provision for the six months ended June 30, 2018.

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

Public Units

Pursuant to the Public Offering on August 4, 2015, the Company sold 20,000,000 units at a price of $10.00 per unit (the “Units”), including 2,000,000 Units as a result of the underwriters’ partial exercise of their over-allotment option, generating gross proceeds of $200,000,000. The common stock and warrants comprising the Units began separate trading on September 22, 2015. The holders have the option to continue to hold Units or separate their Units into the component securities. Each Unit consists of one share of the Company’s common stock (“Public Shares”), $0.0001 par value, and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share. Each Public Warrant will become exercisable on the later of 30 days after the completion of an initial Business Combination or 12 months from the closing of the Public Offering, and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation. If the Company does not complete its initial Business Combination on or prior to November 30, 2018, the Public Warrants will expire worthless at the end of such period. Upon closing of the Public Offering, there were 16,750,000 warrants outstanding, which include 6,750,000 warrants purchased by the initial stockholders and 10,000,000 warrants purchased in connection with the sale of Units related to the Public Offering.

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

Founder Shares

On May 4, 2015, the Sponsor purchased 4,312,500 shares of the Company’s common stock (the “Founder Shares”) for $25,000, or approximately $.006 per share. On July 29, 2015, the Company’s Board of Directors effected a stock dividend of 0.2 shares for each outstanding share of common stock, resulting in 5,175,000 Founder Shares outstanding. On July 29, 2015, the underwriters exercised part of their over-allotment option resulting in 20,000,000 Units issued as a result of the Public Offering. As a result of the expiration of the underwriters’ option to exercise the remaining portion of the over-allotment, the Sponsor forfeited an aggregate of 175,000 Founder Shares. As described in Note 1, on August 1, 2017, December 14, 2017, March 29, 2018, and June 28, 2018, stockholders representing 4,289,791, 687,597, 7,035 and 807,170 shares, respectively elected to redeem their Public Shares. Prior to these redemptions, the Sponsor, the Company’s  original independent directors and their permitted transferees, which are referred to as the initial stockholders, owned 20% of the Company’s issued and outstanding shares and, after the redemptions, the Sponsor and the Company’s current independent directors currently own approximately 25.8%.

The Founder Shares are identical to the common stock included in the Units sold in the Public Offering except that 1) the Founder Shares are subject to certain restrictions, as described in more detail below, and 2) the initial stockholders have agreed (i) to waive their redemption rights with respect to their Founder Shares in connection with the completion of the initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete its initial Business Combination by November 30, 2018, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete its initial Business Combination within the prescribed time frame. If the Company submits its initial Business Combination to the public stockholders for a vote, the initial stockholders have agreed to vote their Founder Shares and any Public Shares purchased during or after the Public Offering in favor of the initial Business Combination.

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

Private Placement Warrants

The Sponsor purchased from the Company an aggregate of 6,750,000 Private Placement Warrants, each exercisable to purchase one share of the Company’s common stock at $11.50 per share, at a price of $1.00 per Private Placement Warrant ($6,750,000 in the aggregate) in a private placement that occurred simultaneously with the closing of the Public Offering. The proceeds from the sale of the Private Placement Warrants were added to the proceeds from the Public Offering held in the Trust Account. If the Company does not complete an initial Business Combination by November 30, 2018, to the degree that any proceeds remain, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants are identical to the Public Warrants sold as part of the Units in the Public Offering except that, so long as they are held by the Sponsor or its permitted transferees, (i) they will not be redeemable by the Company, (ii) they (including the common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the completion of the initial Business Combination and (iii) they may be exercised by the holders on a cashless basis.

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

Administrative Service Agreement

The Company entered into an agreement to pay an affiliate of our Sponsor, Easterly Capital, LLC, a total of $10,000 per month starting on July 29, 2015 and continuing until the earlier of the Company’s initial Business Combination or liquidation for office space, utilities, secretarial support and administrative services. This arrangement was agreed to for the Company’s benefit and is not intended to provide the Sponsor compensation in lieu of salary or other remuneration. For the three and six months ended June 30, 2018 and 2017, the Company incurred $30,000 and $60,000, respectively, under the Administrative Service Agreement. As of June 30, 2018, $250,000 of fees under the Administrative Service Agreement remain as payable and are reflected in Due to affiliate in the Condensed Consolidated Balance Sheet.

Related Party Advances

For the three and six months ended June 30, 2018, an affiliate of the Sponsor advanced an aggregate of $49,982 and $154,908 directly to the Company’s vendors related to operating expenses. For the three and six months ended June 30, 2017, an affiliate of the Sponsor advanced an aggregate of $41,491 and $68,511 directly to the Company’s vendors related to operating expenses.

As of June 30, 2018, $549,848 of such advances remain as payable and are reflected in Due to affiliate in the Consolidated Balance Sheet.

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

On March 17, 2016, the Company issued a convertible promissory note to the Sponsor that provides for the Sponsor to loan the Company up to $1,000,000 for ongoing expenses. On March 17, 2016, February 2, 2017, June 29, 2017, July 12, 2017, October 1, 2017, December 4, 2017, February 1, 2018 and April 5, 2018, the Company borrowed $15,000, $250,000, $75,000, $150,000, $30,000, $75,000, $100,000 and $200,000, respectively, pursuant to the convertible promissory note. The Sponsor is not obligated to loan the Company additional amounts pursuant to the convertible promissory note. The convertible promissory note is interest bearing at 5% per annum and is due and payable on November 30, 2018. At the option of the Sponsor, any amounts outstanding under the convertible promissory note may be converted into warrants to purchase shares of common stock at any time on or prior to the maturity date at a conversion price of $1.00 per warrant. Each warrant will entitle the Sponsor to purchase one share of common stock at an exercise price of $11.50 per share. Each warrant will contain other terms identical to the terms contained in the Private Placement Warrants. As of June 30, 2018, the outstanding principal balance of this convertible promissory note is $895,000 and accrued and unpaid interest of $39,330 is reflected in Convertible note – due to Sponsor in the Consolidated Balance Sheet.

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

Assumption of Liabilities by Sponsor

The Company entered into an agreement with the Liabilities Assumption Agreement whereby the Sponsor assumed and agreed to the Assumed Liabilities. No such payments were made by the Sponsor for the six months ended June 30, 2018. Pursuant to the Liabilities Assumption Agreement, the Sponsor contributed $200,000 and $600,000 on July 5, 2018 and July 10, 2018, respectively, directly into the Company and was recorded as additional paid in capital.

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

6.	Proposed Business Combination with Sirius

Agreement and Plan of Merger

On June 23, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Sirius International Insurance Group, Ltd. (“Sirius”), the Company and Sirius Acquisitions Holding Company III, a wholly owned subsidiary of Sirius (“Merger Sub”), providing for the merger (the “Merger”) of Merger Sub with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Sirius (the “Business Combination”).

At the closing of the Merger, all outstanding shares of the Company’s common stock (other than (i) shares of the Company’s common stock with respect to which a Company’s stockholder has validly exercised its redemption rights, and that will be redeemed as provided for by the Company’s charter, (ii) shares of the Company’s common stock held by the Company as treasury stock or owned by the Company, Sirius or Merger Sub or any wholly owned subsidiary of the Company or Sirius, which will be canceled for no consideration, and (iii) shares of the Company common stock held by the Sponsor that will be canceled pursuant to the Sponsor Letter (as defined below) will be exchanged for newly issued common shares of Sirius at an exchange ratio (the “Exchange Ratio”) that will be determined prior to the closing of the Merger and will be equal to a fraction (rounded to the nearest one thousandth) determined by dividing (i) the estimated amount of cash per public share of the Company common stock in the Trust Account immediately prior to the closing of the Merger by (ii) (x) 1.05 multiplied by (y) Sirius’ adjusted diluted book value per common share as of June 30, 2018 (“Sirius June 30 Adjusted DBVPS”). The Sirius June 30 Adjusted DBVPS will be calculated by dividing (i) the book value of Sirius determined based on U.S. GAAP on a consolidated basis, as set forth in the final, Sirius board of directors approved, unaudited U.S. GAAP consolidated financial statements of Sirius for the six months ended June 30, 2018, decreased by the $7,000,000 deferred underwriting fee payable by the Company to Citigroup Global Markets Inc. as underwriter of the Company’s initial public offering, and as adjusted by the U.S. GAAP accounting effect of converting, restructuring or settling Sirius Series A preference shares by (ii) the sum of (x) the fully diluted number of Sirius common shares outstanding as of June 30, 2018, (y) the number of Sirius common shares issuable upon conversion of any Sirius Series A preference shares outstanding immediately prior to the closing of the Merger and (z) 593,000 Sirius common shares.

Additionally, each outstanding Public Warrant to acquire shares of the Company common stock will cease to represent a right to acquire shares of the Company common stock and will be converted into a right to acquire Sirius common shares (a “converted warrant”). The number of Sirius common shares subject to each converted warrant will be equal to the number of shares of the Company common stock subject to each public warrant immediately prior to the closing of the Merger multiplied by the Exchange Ratio, and such converted warrant will have an exercise price per Sirius common share equal to the exercise price per share of the Company common stock subject to such Company warrant immediately prior to the closing of the Merger divided by the Exchange Ratio. In addition, prior to the closing of the Merger, if requested in writing by Sirius, the Company will commence a tender offer pursuant to which it will offer to purchase up to such number of the Public Warrants at a cash price for each public warrant as mutually agreed between Sirius and the Company.

Pursuant to a letter agreement among the Company and Sirius (the “Sponsor Letter”), at the closing of the Merger, (i) the Sponsor will surrender and the Company will cancel for no consideration between 3,328,000 and 4,528,000 shares of Company common stock owned by the Sponsor, which amount will be determined based on the amount of cash in the Trust Account at the closing of the Merger, after giving effect to any redemptions of public shares of the Company common stock and amounts raised in a private placement of Sirius common shares (or securities convertible into Sirius common shares), and (ii) the Sponsor will surrender and the Company will cancel, for no consideration, 6,750,000 Private Placement Warrants. Pursuant to the Sponsor Letter, the Sponsor also agreed to (a) pay or reimburse all liabilities and obligations of the Company due and owing or incurred at or prior to the closing of the Merger to the extent not repaid by the Company using unrestricted cash and up to $2,000,000 from the Trust Account, except for the $7,000,000 deferred underwriting fee payable by the Company to Citigroup Global Markets Inc. as underwriter of the Company’s initial public offering, which will be paid using cash released from the Trust Account, and (b) contribute to the Company for no consideration, as a contribution to the capital of the Company, all amounts due and owing by the Company to the Sponsor under the convertible promissory note, dated as of March 17, 2016, made by Easterly in favor of the Sponsor to the extent any such amount is not repaid at the closing of the Merger.

Sirius Promissory Note

Concurrent with the execution of the Merger Agreement, the Company issued Sirius the Sirius Promissory Note pursuant to which Sirius agreed to lend the Company $0.03 per month for every public share of the Company’s Common Stock outstanding as of July 1, 2018, for five months. The amounts will be lent to the Company on the first business day of each month and will be deposited by the Company into the Trust Account. The Promissory Note will bear interest in an amount equal to the income (if any) actually earned from investing the principal in the Trust Account and will be due upon the completion of the Company’s initial business combination.

7.	Equity

The Company is authorized to issue up to 100,000,000 shares of common stock with a par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock.

As discussed further in Note 1, on August 1, 2017, December 14, 2017, March 29, 2018 and June 28, 2018, stockholders representing 4,289,791, 687,597, 7,035 and 807,170 shares, respectively elected to redeem their shares, resulting in redemption amounts of $42,983,883, $6,915,728, $71,614 and $8,329,744, respectively. At June 30, 2018, there were 6,533,785 shares of common stock issued and outstanding (excluding 12,674,622 shares of common stock subject to possible redemption).

The Company is authorized to issue up to 1,000,000 shares of preferred stock with a par value $0.0001 per share. At June 30, 2018, there were no shares of preferred stock issued and outstanding.

8.	Subsequent Events

Management of the Company evaluated events that have occurred after the balance sheet date of June 30, 2018, through the date the consolidated financial statements were issued.

Equity Contributions by Sponsor

Pursuant to the Liabilities Assumption Agreement, the Sponsor contributed equity of $200,000 and $600,000 on July 5, 2018 and July 10, 2018, respectively, directly into the Company.

Receipt of Funds and Deposit into Trust Account

In accordance with the Sirius Promissory Note described in Note 6, on July 2, 2018 and August 1, 2018, the Company received the monthly principal draw from Sirius each in the amount of $426,252. The total of $852,504 was subsequently deposited into the Trust Account.

NASDAQ Notification Letter

On April 2, 2018, the Company received a notification letter from the staff of the Listing Qualifications Department of The Nasdaq Stock Market notifying the Company that it no longer complies with Nasdaq Listing Rule 5550(a)(3) for continued listing due to its failure to maintain a minimum of 300 public holders of common stock. On May 21, 2018, the Company submitted to Nasdaq a plan to regain compliance. On May 31, 2018, Nasdaq granted the Company an extension until July 29, 2018 to regain compliance. As of July 29, 2018, the Company had not regained compliance with such requirement. On August 7, 2018 the Company received formal notification from the Listing Qualifications Department regarding the failure to meet such requirement by the extended deadline. On August 7, 2018, the Company received formal notification from the Listing Qualifications Department of The Nasdaq Stock Market regarding the failure to complete the initial business combination within 36 months of the effectiveness of the Company’s IPO registration statement. The Company has engaged in preliminary discussions with Nasdaq in light of the pendency of the proposed merger with Sirius.

The Company has the opportunity to appeal Nasdaq’s decision regarding the above failures to a Nasdaq Listing Qualifications Panel, which the Company intends to do prior to the deadline to appeal. If the Company appeals in a timely manner, the securities would remain listed pending such decision. However, there can be no assurance that, if the Company does appeal, such appeal would be successful.

If Nasdaq delists the Company’s securities from trading on its exchange and the Company is not able to list the securities on another national securities exchange, the Company expects the securities could be quoted on an over-the-counter market. If this were to occur, Easterly could face significant material adverse consequences, including:

•	a limited availability of market quotations for the Company’s securities;
•	reduced liquidity for the Company’s securities;
•	a determination that the Company’s common stock is a “penny stock,” which will require brokers trading in the Company common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for the Company's securities;
•	a limited amount of news and analyst coverage; and
•	a decreased ability to issue additional securities or obtain additional financing in the future

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

As indicated in the accompanying financial statements, at June 30, 2018, we had approximately $1,889 in cash. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. See Note 1 to the accompanying financial statements. Further, we cannot assure you that our plans to complete an initial business combination will be successful.

On June 28, 2017, the Company entered into an Investment Agreement (as amended, the “Investment Agreement”) by and among JH Capital Group Holdings, LLC (“JH Capital”), Jacobsen Credit Holdings, LLC (“Jacobsen Holdings”), NJK Holding LLC (“NJK Holding”), Kravetz Capital Funding LLC (“KCF” together with NJK Holding and Jacobsen Holdings, the “Founding Members”) and the Company, to effect a business combination with JH Capital. On May 31, 2018, the Company, JH Capital and the Founding Members entered into an Investment Agreement Termination Agreement (the “JH Capital Termination Agreement”), dated as of May 31, 2018. The JH Capital Termination Agreement terminated the Investment Agreement by mutual agreement.

On June 23, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Sirius International Insurance Group, Ltd. (“Sirius”), the Company and Sirius Acquisitions Holding Company III, a wholly owned subsidiary of Sirius (“Merger Sub”), providing for the merger (the “Merger”) of Merger Sub with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Sirius (the “Business Combination”).

Results of Operations

For the three and six months ended June 30, 2018, we had net income of $2,836,576 and $2,899,755, respectively, which consisted of general and administrative expenses and operating costs offset by interest income generated from the Trust Account as well as gain on forgiveness of debt. During these periods, the interest income generated from the Trust Account was $599,249 and $1,067,787, respectively, the general and administrative and operating expenses were $640,856 and $976,215, respectively. We were incorporated in the State of Delaware and are required to pay franchise taxes to the State of Delaware. Franchise taxes for the three and six months ended June 30, 2018 were accrued in the amount of $50,488 and $120,488. As further discussed in Note 1 of the financial statements, the Company recognized a $2,928,671 gain on forgiveness of debt resulting from the JH Capital Termination Agreement in the three months ended June 30, 2018.

This compares with a net loss of $23,999 and $371,028 for the three and six months ended June 30, 2017, respectively, which consisted of $302,110 and $768,940 general and administrative expenses and operating costs offset by interest income generated from the Trust Account of $323,111 and $489,030. Franchise taxes for the three and six months ended June 30, 2017 were accrued in the amount of $45,000 and $91,118.

A valuation allowance of $278,135 was recorded in the six months ended June 30, 2017. The valuation allowance was related to a receivable from Sungevity, Inc. pursuant to a letter of intent (the “Sungevity LOI”) dated April 20, 2016, where Sungevity agreed to pay or reimburse the Company for certain reasonable and documented out-of-pocket costs and expenses incurred. On March 13, 2017, Sungevity filed for Chapter 11 Bankruptcy proceedings in U.S. Bankruptcy Court for the District of Delaware to pursue and consummate a sale of its business and on November 2017 the proceedings were dismissed without any recovery to us. As a result of the November 2017 dismissal, the entire receivable and corresponding allowance were written off.

Liquidity and Capital Resources

Prior to our IPO, on May 4, 2015, our sponsor purchased an aggregate of 4,312,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.006 per share. On July 29, 2015, our board of directors effected a stock dividend of 0.2 shares for each outstanding share of common stock, resulting in 5,175,000 founder shares outstanding. On July 29, 2015, the underwriters exercised part of their over-allotment option resulting in 20,000,000 units issued as a result of our IPO at a price of $10.00 per unit generating gross proceeds of $200,000,000 before underwriting discounts and expenses. As a result of the expiration of the underwriters’ option to exercise the remaining portion of the over-allotment, our initial stockholders forfeited an aggregate of 175,000 founder shares. On August 1, 2017, December 14, 2017, March 29, 2018 and June 28, 2018, stockholders representing 4,289,791, 687,597, 7,035 and 807,170 shares, respectively, elected to redeem their shares, resulting in redemption amounts of $42,983,883, $6,915,728, $71,614 and $8,329,744, respectively. Prior to this, the sponsor, our original independent directors and their permitted transferees owned 20% of our issued and outstanding shares but now the sponsor and the current independent directors own approximately 25.8%. The sponsor purchased from us an aggregate of 6,750,000 private placement warrants, each exercisable to purchase one share of our common stock at $11.50 per share, at a price of $1.00 per private placement warrant in a private placement that occurred simultaneously with our IPO generating proceeds, before expenses, of $6,750,000. We received net proceeds from the IPO and the sale of the private placement warrants of approximately $201,750,000, net of the non-deferred portion of the underwriting commissions of $5,000,000. The amount of proceeds not deposited in the trust account were $1,750,000 at closing of the IPO and such proceeds, together with $25,000 from the sale of common stock to our sponsor, were used to pay $517,145 for costs and expenses related to the IPO and $2,910 for formation, general and administrative expenses. In addition, interest income on the funds held in the trust account may be released to us to pay our franchise and income tax obligations. For a description of the proceeds generated in our IPO and a discussion of the use of such proceeds, we refer you to Notes 3 and 4 of the financial statements included in Item 1 of this Report.

We presently have no revenue, have had losses since inception and have no operations other than the active identification of a target business with which to complete an initial business combination. As of June 30, 2018, we have cash of $1,889 held outside the trust account and $146,665,970 cash equivalents held in the trust account, including interest.

We will have available to us the $1,889 of proceeds held outside the trust account (as of June 30, 2018) to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination. We will also have available to us interest earned on the funds held in our trust account to pay franchise and income taxes.

At June 30, 2018, we had a working capital deficit of $2,898,123 (total current assets minus total current liabilities). We expect to continue incurring expenses related to professional services including, but not limited to, engaging legal counsel, consultants, advisors and accountants, as well as other operating expenses such as insurance and fees under the Administrative Services Agreement.

We entered into an agreement with our sponsor (“Liabilities Assumption Agreement”) whereby our sponsor assumed and agreed to pay our liabilities to third-party service providers liabilities (the “Assumed Liabilities”). No such payments were made by our sponsor for the six months ended June 30, 2018. Pursuant to the Liabilities Assumption Agreement, our sponsor contributed equity of $200,000 and $600,000 on July 5, 2018 and July 10, 2018, respectively, directly into us.

On March 17, 2016, we issued a convertible promissory note to our sponsor that provides for our sponsor to loan us up to $1,000,000 for ongoing expenses. On March 17, 2016, February 2, 2017, June 29, 2017, July 12, 2017, October 1, 2017, December 4, 2017, February 1, 2018 and April 6, 2018, the Company borrowed $15,000, $250,000, $75,000, $150,000, $30,000, $75,000, $100,000 and $200,000, respectively, pursuant to the convertible promissory note. Our sponsor is not obligated to loan us additional amounts pursuant to the convertible promissory note. The convertible promissory note is interest bearing at 5% per annum and is due and payable on November 30, 2018. As of June 30, 2018, the interest accrued is $39,330. At the option of our sponsor, any amounts outstanding under the convertible note may be converted into warrants to purchase shares of common stock at any time on or prior to the maturity date at a conversion price of $1.00 per warrant. Each warrant will entitle our sponsor to purchase one share of our common stock at an exercise price of $11.50 per share. Each warrant will contain other terms identical to the terms contained in the private placement warrants.

If the funds available to us outside of our trust account, any loans under the March 17, 2016 convertible promissory note and payments of Assumed Liabilities by our sponsor are insufficient to fund our ongoing expenses, we may need to raise additional capital through additional loans or additional investments from our sponsor, an affiliate of our sponsor or certain of our officers and directors. None of our sponsor, any affiliate of our sponsor, or our officers and directors are under any obligation to loan us funds. The uncertainty regarding the lack of resources to pay the above noted expenses raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be unable to continue operations.

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

On June 28, 2018, we held a special meeting of stockholders and 18,704,270 of the outstanding 20,015,577 shares were voted in favor of the proposal to amend our amended and restated certificate of incorporation to extend the date by which we had to consummate a business combination until November 30, 2018, and the proposal to amend the agreement with respect to the Trust Account to provide for the extension until November 30, 2018. The holders of 807,170 public shares of Easterly common stock properly exercised their right to convert their shares into cash at a conversion price of approximately $10.32 per share.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. As of June 30, 2018, $139,665,970 (excluding approximately $7,000,000 of deferred underwriting discounts) was held in trust for the purposes of consummating an initial business combination. The proceeds held in the trust account (including the deferred underwriting discounts) are held in a money market fund that invests solely in United States Treasuries compliant with Rule 2a-7 under the Investment Company Act of 1940.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Nasdaq may delist Easterly’s securities from trading on its exchange, which could limit investors’ ability to make transactions in Easterly’s securities and subject it to additional trading restrictions.

Easterly cannot assure you that Easterly’s securities will continue to be listed on Nasdaq in the future. In order to continue listing Easterly’s securities on Nasdaq, Easterly must maintain certain financial, distribution and stock price levels. Generally, Easterly must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of its securities (generally 300 round-lot holders). Additionally, Nasdaq listing rules require that a special purpose acquisition company like Easterly complete its initial business combination within 36 months of the effectiveness of its IPO registration statement. Easterly’s IPO registration statement was declared effective on July 29, 2015 and, therefore, Easterly is subject to delisting as a result of the failure to complete an initial business combination prior to July 29, 2018. Easterly has received formal notification from the Listing Qualifications Department of The Nasdaq Stock Market regarding the failure to meet such requirement on August 7, 2018.

In addition, on April 2, 2018, Easterly received a notification letter from the staff of the Listing Qualifications Department of The Nasdaq Stock Market notifying it that it no longer complies with Nasdaq Listing Rule 5550(a)(3) for continued listing due to its failure to maintain a minimum of 300 public holders of Easterly common stock. On May 21, 2018, Easterly submitted to Nasdaq a plan to regain compliance. On May 31, 2018, Nasdaq granted Easterly an extension until July 29, 2018 to regain compliance. As of July 29, 2018, Easterly had not regained compliance with such requirement. On August 7, 2018 Easterly received formal notification from the Listing Qualifications Department regarding the failure to meet such requirement by the extended deadline, and Easterly has engaged in preliminary discussions with Nasdaq regarding the merits of maintaining the listing, in light of the pendency of the Merger, there can be no assurance that its securities will remain listed on Nasdaq through the consummation of the Merger in light of the failure to maintain a minimum of 300 public holders of Easterly common stock.

Easterly has the opportunity to appeal Nasdaq’s decision regarding the above failures to a Nasdaq Listing Qualifications Panel, which Easterly intends to do prior to the deadline to appeal. If Easterly appeals in a timely manner, its securities would remain listed pending such decision. However, there can be no assurance that, if Easterly does appeal, such appeal would be successful.

If Nasdaq delists Easterly’s securities from trading on its exchange and Easterly is not able to list its securities on another national securities exchange, Easterly expects its securities could be quoted on an over-the-counter market. If this were to occur, Easterly could face significant material adverse consequences, including:

•	a limited availability of market quotations for its securities;

•	reduced liquidity for its securities;

•	a determination that its common stock is a “penny stock,” which will require brokers trading in Easterly common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for its securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because Easterly’s units, common stock and warrants are currently listed on Nasdaq, its units, common stock and warrants are covered securities. Although the states are preempted from regulating the sale of Easterly’s securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While Easterly is not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the state of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if Easterly were no longer listed on Nasdaq, its securities would not be covered securities and Easterly would be subject to regulation in each state in which it offers its securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 17, 2016, we issued a convertible promissory note to our sponsor that provides for our sponsor to loan us up to $1,000,000 for ongoing expenses. On March 17, 2016, February 2, 2017, June 29, 2017, July 12, 2017, October 1, 2017, December 4, 2017, February 1, 2018 and April 6, 2018, the Company borrowed $15,000, $250,000, $75,000, $150,000, $30,000, $75,000, $100,000 and $200,000, respectively, pursuant to the convertible promissory note. Our sponsor is not obligated to loan us additional amounts pursuant to the convertible promissory note. The convertible promissory note is interest bearing at 5% per annum and is due and payable on November 30, 2018. At the option of our sponsor, any amounts outstanding under the convertible promissory note may be converted into warrants to purchase shares of our common stock at any time on or prior to the maturity date at a conversion price of $1.00 per warrant. Each warrant will entitle our sponsor to purchase one share of common stock at an exercise price of $11.50 per share. Each warrant will contain other terms identical to the terms contained in the private placement warrants. As of June 30, 2018, the outstanding principal balance of this convertible promissory note is $895,000 and the interest accrued is $39,330.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of June 23, 2018, by and among Sirius International Insurance Group, Ltd., Easterly Acquisition Corp. and Sirius Acquisitions Holding Company III (incorporated by reference to Exhibit 2.1 filed with Form 8-K filed by the Company on June 25, 2018).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Company on August 10, 2015).
3.2	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Company on August 2, 2017).
3.3	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Company on December 15, 2017).
3.4	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Company on March 29, 2018).
3.5	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Company on June 29, 2018).
3.6	Bylaws (incorporated by reference to Exhibit 3.3 filed with the Form S-1 filed by the Company on May 8, 2015).
4.1	Warrant Agreement (incorporated by reference to Exhibit 4.1 filed with the Form 8-K filed by the Company on August 10, 2015).
10.1	Investment Agreement Termination Agreement, dated as of May 31, 2018, by and among JH Capital Group Holdings, LLC, Jacobsen Credit Holdings, LLC, NJK Holding LLC, Kravetz Capital Funding LLC, and Easterly Acquisition Corp. (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Company on May 31, 2018).
10.2	Amendment No. 4, dated as of June 4, 2018, to the Amended and Restated Investment Management Trust Agreement, dated as of October 13, 2015, as amended by Amendment Nos. 1, 2 and 3 dated August 1, 2017, December 14, 2017 and March 29, 2018, respectively, by and between Easterly Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Company on June 29, 2018).
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Easterly Acquisition Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERLY ACQUISITION CORP.

Date: August 9, 2018	/s/ Avshalom Kalichstein
	Name:	Avshalom Kalichstein
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2018	/s/ Jurgen Lika
	Name:	Jurgen Lika
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)